Form 10-Q
period 1995-03-31
PS PARTNERS III LTD
filed 1995-05-10
CIK 741513

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 1995
                          --------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from _______________  to  ________________


Commission File Number 0-13479
                       -------


                             PS PARTNERS III, LTD.
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       California                                             95-3920904
- - --------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


      600 North Brand Blvd.
       Glendale, California                                        91203-1241
- - -----------------------------------------                          ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X        No
                                  ---           ---

                                     INDEX

PART I.   FINANCIAL INFORMATION

       Condensed consolidated balance sheets at March 31, 1995
          and December 31, 1994                                                               2

       Condensed consolidated statements of operations for the three
          months ended March 31, 1995 and 1994                                                3

       Condensed consolidated statements of cash flows for the three
          months ended March 31, 1995 and 1994                                                4

       Notes to condensed consolidated financial statements                                   5

       Management's discussion and analysis of financial condition
          and results of operations                                                         6-7

PART II. OTHER INFORMATION

       (Items 1 through 5 are not applicable)                                                 8

       Item 6 - Exhibits and Reports on Form 8-K                                              8

                             PS PARTNERS III, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,              December 31,
                                                                 1995                    1994
                                                          -----------------       ----------------
                                                              (Unaudited)
                                    ASSETS

Cash and cash equivalents                                  $     1,856,000          $   2,131,000

Rent and other receivables                                          57,000                 59,000

Real estate facilities, at cost:
   Land                                                         15,392,000             15,392,000
   Buildings and equipment                                      73,186,000             73,147,000
                                                          -----------------       ----------------
                                                                88,578,000             88,539,000

   Less accumulated depreciation                               (29,711,000)           (28,884,000)
                                                          -----------------       ----------------
                                                                58,867,000             59,655,000

Other assets                                                       179,000                171,000
                                                          -----------------       ----------------

                                                           $    60,959,000         $   62,016,000
                                                          =================       ================

                       LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                           $       614,000         $      762,000

Advance payments from renters                                      561,000                567,000

Minority interest in general partnerships                       28,071,000             28,090,000

Partners' equity:
   Limited partners' equity, $500 per unit, 128,000
       units authorized, issued and outstanding                 31,312,000             32,187,000
   General partners' equity                                        401,000                410,000
                                                          -----------------       ----------------
       Total partners' equity                                   31,713,000             32,597,000
                                                          -----------------       ----------------

                                                           $    60,959,000         $   62,016,000
                                                          =================       ================

                            See accompanying notes.

                             PS PARTNERS III, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                              ---------------------------------
                                                                     1995             1994
                                                              ---------------   ---------------
REVENUE:

Rental income                                                  $   3,667,000     $   3,537,000
Interest income                                                       32,000             6,000
                                                              ---------------   ---------------
                                                                   3,699,000         3,543,000
                                                              ---------------   ---------------

COSTS AND EXPENSES:

Cost of operations                                                 1,252,000         1,220,000
Management fees                                                      218,000           210,000
Depreciation and amortization                                        827,000           800,000
Administrative                                                        53,000            48,000
                                                              ---------------   ---------------
                                                                   2,350,000         2,278,000
                                                              ---------------   ---------------

Income before minority interest                                    1,349,000         1,265,000

Minority interest in income                                          733,000           720,000
                                                              ---------------   ---------------

NET INCOME                                                     $     616,000     $     545,000
                                                              ===============   ===============

Limited partners' share of net income
     ($3.60 per unit in 1995 and $3.37
     per unit in 1994)                                         $     461,000     $     431,000
General partners' share of net income                                155,000           114,000
                                                              ---------------   ---------------
                                                               $     616,000     $     545,000
                                                              ===============   ===============

                            See accompanying notes.

                             PS PARTNERS III, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                 ------------------------------------
                                                                         1995            1994
                                                                 ------------------------------------
Cash flows from operating activities:

   Net income                                                     $     616,000      $    545,000

   Adjustments to reconcile net income to net cash provided by operating activities

      Depreciation and amortization                                     827,000           800,000
      Decrease (increase) in rent and other receivables                   2,000           (30,000)
      Increase in other assets                                           (8,000)           (7,000)
      Decrease in accounts payable                                     (148,000)         (274,000)
      (Decrease) increase in advance payments from renters               (6,000)            2,000
      Minority interest in income                                       733,000           720,000
                                                                 ---------------    --------------

         Total adjustments                                            1,400,000         1,211,000
                                                                 ---------------    ---------------

         Net cash provided by operating activities                    2,016,000         1,756,000
                                                                 ---------------    ---------------

Cash flows from investing activities:

      Additions to real estate facilities                               (39,000)          (44,000)
                                                                 ---------------    ---------------

         Net cash used in investing activities                          (39,000)          (44,000)
                                                                 ---------------    ---------------

Cash flows from financing activities:

      Distributions to holder of minority interest                     (752,000)         (625,000)
      Distributions to partners                                      (1,500,000)       (1,099,000)
                                                                 ---------------    ---------------

         Net cash used in financing activities                       (2,252,000)       (1,724,000)
                                                                 ---------------    ---------------

Net decrease in cash and cash equivalents                              (275,000)          (12,000)

Cash and cash equivalents at the beginning of the period              2,131,000         1,166,000
                                                                 ---------------    ---------------
Cash and cash equivalents at the end of the period                $   1,856,000      $  1,154,000
                                                                 ===============    ===============

                            See accompanying notes.

                             PS PARTNERS III, LTD.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months then ended.


3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS III, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
- - ----------------------

  THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
1994:

    The Partnership's net income for the three months ended March 31, 1995 was $616,000 compared to $545,000 for the three months ended March 31, 1994, representing an increase of $71,000. This increase was primarily due to increases in operating results at the Partnership's mini-warehouse facilities and interest income partially offset by increases in depreciation expense and minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI").


    Rental income was $3,667,000 compared to $3,537,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $130,000, or 4%. This increase was the result of increased average realized rental rates at the Partnership's mini-warehouse facilities partially offset by decreased average realized rental rates at the Partnership's business park facility. The weighted average occupancy levels at the mini-warehouse and business park facility were 89% and 96%, respectively, for the three months ended March 31, 1995 compared to 87% and 94% respectively, for the three months ended March 31, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facility was $.53 and $.47, respectively, for the three months ended March 31, 1995 and $.52 and $.54, respectively, for the three months ended March 31, 1994.


    Cost of operations (including management fees) were $1,470,000 and $1,430,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $40,000. This increase was primarily attributable to increases in property tax, utilities and commercial tenant improvement expenses, partially offset by decreases in payroll and advertising expenses.


    Minority interest in income increased $13,000 to $733,000 from $720,000 for the three months ended March 31, 1995 and 1994, respectively. This increase was primarily attributable to improved operations at the Partnership's real estate facilities for those properties owned jointly with SEI.

                             PS PARTNERS III, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Liquidity and Capital Resources
- - -------------------------------

    The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,022,000 for the three months ended March 31, 1995) has been sufficient to meet all current obligations of the Partnership.


    During 1995, the Partnership anticipates approximately $969,000 of capital improvements (of which $300,000 represents SEI's joint venture share). Total capital improvements were $39,000 for the three months ended March 31, 1995 of which $33,000 represents the Partnership's share.


    The Partnership paid distributions to the limited and general partners totaling $1,336,000 ($10.44 per unit) and $164,000, respectively, during the first three months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 5 are not applicable.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

    (a) The following Exhibits are included herein:

        (27)  Financial Data Schedule

    (b) Form 8-K
        none

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DATED:    May 10, 1995

                                         PS PARTNERS III, LTD.

                               BY:       Storage Equities, Inc.
                                         General Partner



                               BY:        /s/ Ronald L. Havner
                                         ---------------------------------------
                                         Ronald L. Havner, Jr.
                                         Vice President - Storage Equities, Inc.
                                            (principal financial and accounting
                                              officer)