Form 10-Q
period 1995-06-30
PS PARTNERS III LTD
filed 1995-08-08
CIK 741513

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995
                          -------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from _________________  to  ____________________


Commission File Number 0-13479
                       -------


                           PS PARTNERS III, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                     95-3920904
----------------------------------------        --------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                  Identification Number)


        600 North Brand Blvd.
        Glendale, California                               91203-1241
----------------------------------------        -------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----          -----

                                     INDEX


PART I.   FINANCIAL INFORMATION

          Condensed consolidated balance sheets at June 30, 1995
           and December 31, 1994                                              2

          Condensed consolidated statements of income for the three and
           six months ended June 30, 1995 and 1994                            3

          Condensed consolidated statements of cash flows for the six
           months ended June 30, 1995 and 1994                                4

          Notes to condensed consolidated financial statements                5

          Management's discussion and analysis of financial condition
           and results of operations                                        6-7

PART II.  OTHER INFORMATION

          (Items 1 through 5 are not applicable)

          Item 6 - Exhibits and Reports on Form 8-K                           8

                             PS PARTNERS III, LTD.,
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              June 30       December 31,
                                               1995            1994
                                           ------------    ---------------
                                           (Unaudited)

                 ASSETS

Cash and cash equivalents                  $  1,738,000       $  2,131,000

Rent and other receivables                       59,000             59,000

Real estate facilities, at cost:
     Land                                    15,392,000         15,392,000
     Buildings and equipment                 73,331,000         73,147,000
                                           ------------        -----------
                                             88,723,000         88,539,000

     Less accumulated depreciation          (30,522,000)       (28,884,000)
                                           ------------       ------------
                                             58,201,000         59,655,000

Other assets                                    170,000            171,000
                                           ------------       ------------

                                           $ 60,168,000       $ 62,016,000
                                           ============       ============


    LIABILITIES AND PARTNERS' EQUITY

Accounts payable                           $    556,000       $    762,000

Advance payments from renters                   551,000            567,000

Minority interest in general                 28,106,000         28,090,000
 partnerships

Partners' equity:
     Limited partners' equity, $500 per
      unit, 128,000 units authorized,
      issued and outstanding                 30,561,000         32,187,000
     General partner's equity                   394,000            410,000
                                            -----------        -----------

Total partners' equity                       30,955,000         32,597,000
                                            -----------        -----------

                                           $ 60,168,000       $ 62,016,000
                                           ============       ============

                            See accompanying notes.

                             PS PARTNERS III, LTD.,
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        Three Months Ended           Six Months Ended
                                                             June 30                     June 30
                                                     ------------------------    ------------------------
                                                       1995          1994          1995          1994
                                                     ----------    ----------    ----------    ----------
                                                                                                C>
REVENUE:

Rental income                                        $3,820,000    $3,655,000    $7,487,000    $7,192,000
Interest income                                          27,000         9,000        59,000        15,000
                                                     ----------    ----------    ----------    ----------
                                                      3,847,000     3,664,000     7,546,000     7,207,000
                                                     ----------    ----------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                                    1,206,000     1,184,000     2,458,000     2,404,000
Management fees                                         227,000       217,000       445,000       427,000
Depreciation and amortization                           811,000       782,000     1,638,000     1,582,000
Administrative                                           66,000        38,000       119,000        86,000
                                                     ----------    ----------    ----------    ----------
                                                      2,310,000     2,221,000     4,660,000     4,499,000
                                                     ----------    ----------    ----------    ----------

Income before minority interest                       1,537,000     1,443,000     2,886,000     2,708,000

Minority interest in income                             796,000       765,000     1,529,000     1,485,000
                                                     ----------    ----------    ----------    ----------

NET INCOME                                           $  741,000    $  678,000    $1,357,000    $1,223,000
                                                     ==========    ==========    ==========    ==========

Limited partners' share of net income
   ($8.18 per unit in 1995 and $7.76
   per unit in 1994)                                                             $1,047,000    $  993,000
General partner's share of net income                                               310,000       230,000
                                                                                 ----------    ----------
                                                                                 $1,357,000    $1,223,000
                                                                                 ==========    ==========

                            See accompanying notes.

                             PS PARTNERS III, LTD.,
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Six Months Ended
                                                     June 30
                                           --------------------------
                                               1995           1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 1,357,000    $ 1,223,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      1,638,000      1,582,000
          Increase in rent and other
           receivables                               -        (45,000)
          Decrease (increase) in other
           assets                                1,000         (8,000)
          Decrease in accounts payable        (206,000)      (232,000)
          Decrease in advance payments
           from renters                        (16,000)       (12,000)
          Minority interest in income        1,529,000      1,485,000
                                           -----------    -----------
               Total adjustments             2,946,000      2,770,000
                                           -----------    -----------

               Net cash provided by
                operating activities         4,303,000      3,993,000
                                           -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Additions to real estate facilities      (184,000)      (231,000)
                                           -----------    -----------

               Net cash used in
                investing activities          (184,000)      (231,000)
                                           -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Distributions to holder of
      minority interest                     (1,513,000)    (1,401,000)
     Distributions to partners              (2,999,000)    (2,198,000)
                                           -----------    -----------

               Net cash used in
                financing activities        (4,512,000)    (3,599,000)
                                           -----------    -----------

Net (decrease) increase in cash and
 cash equivalents                             (393,000)       163,000

Cash and cash equivalents at the
 beginning of the period                     2,131,000      1,166,000
                                           -----------    -----------

Cash and cash equivalents at the end of
 the period                                $ 1,738,000    $ 1,329,000
                                           ===========    ===========

                            See accompanying notes.

                             PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS III, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

   The Partnership's net income was $1,357,000 and $1,223,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $134,000. Net income was $741,000 and $678,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $63,000. These increases were primarily due to increases in operating results at the mini-warehouse facilities and interest income partially offset by increases in depreciation and administrative expenses and minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI").


   Rental income for the six months ended June 30, 1995 was $7,487,000 compared to $7,192,000 for the same period in 1994, representing an increase of $295,000, or 4%. This increase was due to improved rental income at the mini-warehouse facilities where rental income was $7,031,000 and $6,736,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $295,000, or 4%. Rental income was $456,000 at the Partnership's business park facilities for both of the six months ended June 30, 1994 and 1995.

   Rental income for the three months ended June 30, 1995 was $3,820,000 compared to $3,655,000 for the same period in 1994, representing an increase of $165,000, or 5%. Rental income was $3,570,000 and $3,431,000 at the
Partnership's mini-warehouse facilities for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $139,000, or 4%. Rental income increased from $224,000 to $250,000 at the Partnership's business park facilities for the three months ended June 30, 1994 and 1995, respectively, representing and increase of $26,000, or 11%.

   The increases in rental income were the result of increased occupancy levels at the Partnerships real estate facilities combined with increased average realized rental rates specifically at the mini-warehouse facilities partially offset by decreased average realized rental rates at the business park facility. The weighted average occupancy levels at the mini-warehouse and business park facilities were 90% and 97%, respectively, for the six months ended June 30, 1995 compared to 89% and 93%, respectively, for the six months ended June 30, 1994. The monthly average realized rent per square

                             PS PARTNERS III, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

foot for the mini-warehouse and business park facilities was $.54 and $.51, respectively, for the six months ended June 30, 1995 and $.52 and $.54, respectively, for the six months ended June 30, 1994.

   Cost of operations (including management fees) were $2,903,000 and $2,831,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $72,000, or 3%. Cost of operations (including management fees) were $1,433,000 and $1,401,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $32,000, or 2%. These increases were primarily attributable to increases in insurance, property tax, utilities and commercial tenant improvement expenses, partially offset by decreases in office expenses and tenant settlements.


   General and administrative expenses increased from $86,000 to $119,000 in 1995 or $33,000. This increase is principally a result of non-recurring expenses totaling $44,000 incurred in connection with having the Partnership's facilities undergo environmental studies.


   Minority interest in income increased $44,000 to $1,529,000 from $1,485,000 for the six months ended June 30, 1995 and 1994, respectively. This increase was primarily attributable to improved operations at the Partnership's real estate facilities for those properties owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,303,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.


   During 1995, the Partnership anticipates approximately $969,000 of capital improvements (of which $300,000 represents SEI's joint venture share). Total capital improvements were $184,000 for the six months ended June 30, 1995 of which $137,000 represents the Partnership's share.


   The Partnership paid distributions to the limited and general partners totaling $2,673,000 ($20.88 per unit) and $326,000, respectively, during the first six months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    August 8, 1995

                                        PS PARTNERS III, LTD.

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:       /s/ Ronald L. Havner, Jr.
                                   --------------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)