Form 10-Q
period 1995-09-30
PS PARTNERS III LTD
filed 1995-11-13
CIK 741513

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to  _________________


     Commission File Number 0-13479
                            -------


                             PS PARTNERS III, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                        95-3920904
        ----------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


        600 North Brand Blvd.
        Glendale, California                                91203-1241
        --------------------                                ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----          -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at September 30,
       1995 and December 31, 1994                                           2

     Condensed consolidated statements of income for the three and nine
       months ended September 30, 1995 and 1994                             3

     Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1995 and 1994                             4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                          6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)                                 9

     Item 6 - Exhibits and Reports on Form 8-K                              9


                             PS PARTNERS III, LTD.,
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                           September 30,     December 31,
                                                1995            1994
                                           -------------    -------------
                                            (Unaudited)
        ASSETS

Cash and cash equivalents                   $    685,000    $  2,131,000

Rent and other receivables                        71,000          59,000

Real estate facilities, at cost:
     Land                                     15,392,000      15,392,000
     Buildings and equipment                  73,774,000      73,147,000
                                            ------------    ------------
                                              89,166,000      88,539,000

     Less accumulated depreciation           (31,383,000)    (28,884,000)
                                            ------------    ------------
                                              57,783,000      59,655,000

Other assets                                     180,000         171,000
                                            ------------    ------------
                                            $ 58,719,000    $ 62,016,000
                                            ============    ============


LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $    858,000    $    762,000

Advance payments from renters                    533,000         567,000

Minority interest in general
 partnerships                                 28,127,000      28,090,000

Partners' equity:
     Limited partners' equity, $500 per
      unit, 128,000 units authorized,
      issued and outstanding                  28,825,000      32,187,000
     General partner's equity                    376,000         410,000
                                            ------------    ------------
Total partners' equity                        29,201,000      32,597,000
                                            ------------    ------------
                                            $ 58,719,000    $ 62,016,000
                                            ============    ============

                            See accompanying notes.

                             PS PARTNERS III, LTD.,
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                        ----------------------------   -------------------------
                                              1995         1994            1995            1994
                                        --------------   -----------   -----------   -----------
REVENUE:
Rental income                               $3,902,000    $3,802,000   $11,389,000   $10,994,000
Interest income                                 26,000        16,000        85,000        31,000
                                            ----------    ----------   -----------   -----------
                                             3,928,000     3,818,000    11,474,000    11,025,000
                                            ----------    ----------   -----------   -----------
COSTS AND EXPENSES:

Cost of operations                           1,239,000     1,204,000     3,697,000     3,608,000
Management fees                                231,000       226,000       676,000       653,000
Depreciation and amortization                  861,000       789,000     2,499,000     2,371,000
Administrative                                  33,000        25,000       152,000       111,000
                                            ----------    ----------   -----------   -----------
                                             2,364,000     2,244,000     7,024,000     6,743,000
                                            ----------    ----------   -----------   -----------
Income before minority interest              1,564,000     1,574,000     4,450,000     4,282,000

Minority interest in income                    815,000       798,000     2,344,000     2,283,000
                                            ----------    ----------   -----------   -----------
NET INCOME                                  $  749,000    $  776,000   $ 2,106,000   $ 1,999,000
                                            ==========    ==========   ===========   ===========

Limited partners' share of net income
     ($12.02 per unit in 1995 and $12.91
     per unit in 1994)                                                 $ 1,539,000   $ 1,653,000

General partner's share of net income                                      567,000       346,000
                                                                       -----------   -----------
                                                                       $ 2,106,000   $ 1,999,000
                                                                       ===========   ===========

                            See accompanying notes.

                             PS PARTNERS III, LTD.,
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Nine Months Ended
                                                                     September 30,
                                                              --------------------------
                                                                  1995           1994
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                               $ 2,106,000    $ 1,999,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization                         2,499,000      2,371,000
          Increase in rent and other
           receivables                                            (12,000)        (3,000)
          Increase in other assets                                 (9,000)       (15,000)
          Increase in accounts payable                             96,000         55,000
          Decrease in advance payments
           from renters                                           (34,000)       (74,000)
          Minority interest in income                           2,344,000      2,283,000
                                                              -----------    -----------
               Total adjustments                                4,884,000      4,617,000
                                                              -----------    -----------
               Net cash provided by
                operating activities                            6,990,000      6,616,000
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to real estate facilities                         (627,000)      (275,000)
                                                              -----------    -----------
               Net cash used in
                investing activities                             (627,000)      (275,000)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to holder of
      minority interest                                        (2,307,000)    (2,270,000)
     Distributions to partners                                 (5,502,000)    (3,300,000)
                                                              -----------    -----------
               Net cash used in
                financing activities                           (7,809,000)    (5,570,000)
                                                              -----------    -----------
Net (decrease) increase in cash and
 cash equivalents                                              (1,446,000)       771,000

Cash and cash equivalents at the
 beginning of the period                                        2,131,000      1,166,000
                                                              -----------    -----------
Cash and cash equivalents at the end of
 the period                                                   $   685,000    $ 1,937,000
                                                              ===========    ===========


                            See accompanying notes.

                             PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.


3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS III, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income was $2,106,000 and $1,999,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $107,000. The increase for the nine months was primarily due to increases in property operating results and interest income partially offset by increases in depreciation, administrative expenses and minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI"). Net income was $749,000 and $776,000 for the three months ended September 30, 1995 and 1994, respectively, representing a decrease of $27,000. The decrease for the three months was primarily due to increases in depreciation and administrative expenses partially offset by increases in property operating results and interest income.

   Net property income for the nine months ended September 30, 1995 was $7,016,000 compared to $6,733,000 for the same period in 1994, representing an increase of $283,000, or 4%. Net property income for the three months ended September 30, 1995 was $2,432,000 compared to $2,372,000 for the same period in 1994, representing an increase of $60,000, or 3%.

   Rental income for the nine months ended September 30, 1995 was $11,389,000 compared to $10,994,000 for the same period in 1994, representing an increase of $395,000, or 4%. This increase was due to improved rental income at both the mini-warehouse and business park facilities. Rental income was $10,692,000 and $10,314,000 at the mini-warehouse facilities for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $378,000, or 4%. Rental income was $697,000 and $680,000 at the Partnership's business park facilities for the nine months ended September 30, 1994 and 1995, respectively, representing an increase of $17,000, or 3%.

   Rental income for the three months ended September 30, 1995 was $3,902,000 compared to $3,802,000 for the same period in 1994, representing an increase of $100,000, or 3%. Rental income was $3,661,000 and $3,579,000 at the
Partnership's mini-warehouse facilities for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $82,000, or 2%. Rental income increased from $223,000 to $241,000 at the Partnership's business park facilities for the three months ended September 30, 1994 and 1995, respectively, representing and increase of $18,000, or 8%.

                             PS PARTNERS III, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The increases in rental income were the result of increased occupancy levels at the Partnership's business park facilities combined with increased average realized rental rates at the mini-warehouse facilities partially offset by decreased average realized rental rates at the business park facility. The weighted average occupancy levels at the mini-warehouse and business park facilities were 90% and 97%, respectively, for the nine months ended September 30, 1995 compared to 90% and 94%, respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.54 and $.52, respectively, for the nine months ended September 30, 1995 and $.53 for both mini-warehouse and business park facilities, for the nine months ended September 30, 1994.

   Cost of operations (including management fees) was $4,373,000 and $4,261,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $112,000, or 3%. Cost of operations (including management fees) was $1,470,000 and $1,430,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $40,000, or 3%. These increases were primarily attributable to increases in insurance, property tax, utilities and commercial tenant improvement expenses, partially offset by decreases in repair and maintenance expenses.

   Administrative expenses increased $41,000 from $111,000 to $152,000 in 1995. This increase is principally a result of non-recurring expenses totaling $45,000 incurred in connection with having the Partnership's facilities undergo environmental studies.

   Minority interest in income increased $61,000 to $2,344,000 from $2,283,000 for the nine months ended September 30, 1995 and 1994, respectively. This increase was primarily attributable to improved operations at the Partnership's real estate facilities for those properties owned jointly with SEI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with SEI) to SEI of $118,000 for the nine months ended September 30, 1995 compared to $92,000 for the same period in 1994.


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

                             PS PARTNERS III, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash generated from operations ($6,990,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.


   During 1995, the Partnership anticipates approximately $969,000 of capital improvements (of which $300,000 represents SEI's joint venture share). Total capital improvements were $627,000 for the nine months ended September 30, 1995 of which $445,000 represents the Partnership's share.


   The Partnership paid distributions to the limited and general partners totaling $4,901,000 ($38.29 per unit) and $601,000, respectively, during the first nine months of 1995, including a special distribution in the third quarter. The special distribution, totaling $891,000 ($6.96 per unit) to the limited partners and $109,000 to the general partners, was the result of the distribution of excess cash reserves. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    November 10, 1995

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