Form 10-Q
period 1996-03-31
PS PARTNERS III LTD
filed 1996-05-15
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from              to
                              --------------   --------------

Commission File Number 0-13479
                       -------


                              PS PARTNERS III, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     California                                                      95-3920904
- --------------------------------                          ---------------------
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)



   701 Western Avenue
Glendale, California                                                 91201-2394
- ------------------------------------------                         -------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --  --

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1996
              and December 31, 1995                                      2

         Condensed consolidated statements of income for the three
              months ended March 31, 1996 and 1995                       3

         Condensed consolidated statements of cash flows for the three
              months ended March 31, 1996 and 1995                       4

         Notes to condensed consolidated financial statements            5

         Management's discussion and analysis of financial condition
              and results of operations                                  6-7

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                       8

                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                March 31,               December 31,
                                                                                  1996                     1995
                                                                           --------------------     --------------------
                                                                               (Unaudited)
                                     ASSETS
                                     ------


      Cash and cash equivalents                                                 $     370,000            $     455,000

      Rent and other receivables                                                       75,000                   99,000


      Real estate facilities, at cost:
           Land                                                                     15,392,000               15,392,000
           Buildings and equipment                                                  74,149,000               74,095,000
                                                                           --------------------     --------------------
                                                                                    89,541,000               89,487,000

           Less accumulated depreciation                                          (33,114,000)             (32,242,000)
                                                                           --------------------     --------------------
                                                                                    56,427,000               57,245,000

      Other assets                                                                     182,000                  179,000
                                                                           --------------------     --------------------

                                                                                $   57,054,000           $   57,978,000
                                                                           ====================     ====================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

      Accounts payable                                                          $      747,000           $      933,000

      Advance payments from renters                                                    556,000                  515,000


      Minority interest in general partnerships                                     28,215,000               28,183,000

      Partners' equity:
           Limited partners' equity, $500 per unit, 128,000
                units authorized, issued and outstanding                            27,178,000               27,980,000
           General partner's equity                                                    358,000                  367,000
                                                                           --------------------     --------------------


      Total partners' equity                                                        27,536,000               28,347,000
                                                                           --------------------     --------------------

                                                                                $   57,054,000           $   57,978,000
                                                                           ====================     ====================





                            See accompanying notes.

                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                           ------------------------------------------------
                                                                                 1996                           1995
                                                                           ------------------             -----------------

         REVENUE:

         Rental income                                                          $  3,887,000                  $  3,667,000
         Interest income                                                               5,000                        32,000
                                                                           ------------------             -----------------
                                                                                   3,892,000                     3,699,000
                                                                           ------------------             -----------------


         COSTS AND EXPENSES:

         Cost of operations                                                        1,310,000                     1,252,000

         Management fees                                                             231,000                       218,000

         Depreciation and amortization                                               872,000                       827,000

         Administrative                                                               19,000                        53,000
                                                                           ------------------             -----------------
                                                                                   2,432,000                     2,350,000
                                                                           ------------------             -----------------


         Income before minority interest                                           1,460,000                     1,349,000


         Minority interest in income                                                 771,000                       733,000
                                                                           ------------------             -----------------

         NET INCOME                                                           $      689,000              $        616,000
                                                                           ==================             =================

         Limited partners' share of net income
              ($4.17 per unit in 1996 and $3.60
              per unit in 1995)                                               $      534,000              $        461,000
         General partner's share of net income                                       155,000                       155,000
                                                                           ------------------             -----------------
                                                                              $      689,000              $        616,000
                                                                           ==================             =================



                            See accompanying notes.

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                              --------------------------------------------
                                                                                     1996                    1995
                                                                              --------------------    --------------------

      Cash flows from operating activities:

           Net income                                                           $         689,000     $          616,000

           Adjustments to reconcile net income to net cash provided by operating activities

                Depreciation and amortization                                             872,000                 827,000

                Decrease in rent and other receivables                                     24,000                   2,000

                Decrease in other assets                                                  (3,000)                 (8,000)

                Decrease in accounts payable                                            (186,000)               (148,000)

                Increase (decrease) in advance payments from renters                       41,000                 (6,000)

                Minority interest in income                                               771,000                 733,000
                                                                              --------------------    --------------------


                     Total adjustments                                                  1,519,000               1,400,000
                                                                              --------------------    --------------------

                     Net cash provided by operating activities                          2,208,000               2,016,000
                                                                              --------------------    --------------------

      Cash flows from investing activities:

           Additions to real estate facilities                                           (54,000)                (39,000)
                                                                              --------------------    --------------------


                     Net cash used in investing activities                               (54,000)                (39,000)
                                                                              --------------------    --------------------

      Cash flows from financing activities:

           Distributions to holder of minority interest                                 (739,000)               (752,000)

           Distributions to partners                                                  (1,500,000)             (1,500,000)
                                                                              --------------------    --------------------

                     Net cash used in financing activities                            (2,239,000)             (2,252,000)
                                                                              --------------------    --------------------

      Net decrease in cash and cash equivalents                                          (85,000)               (275,000)


      Cash and cash equivalents at the beginning of the period                            455,000               2,131,000
                                                                              --------------------    --------------------


      Cash and cash equivalents at the end of the period                        $         370,000       $       1,856,000
                                                                              ====================    ====================



                            See accompanying notes.
                                    4

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:
- ----------------------

Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $689,000 compared to $616,000 for the three months ended March 31, 1995, representing an increase of $73,000 or 12%. This increase was primarily due to increased property operating results at the Partnership's real estate facilities combined with a decrease in administrative expenses, partially offset by increases in minority interest in income for those properties held in joint venture with Public Storage, Inc. ("PSI") and depreciation, combined with a decrease in interest income.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $149,000 or 7% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, as rental income increased by $220,000 or 6%, and cost of operations (including management fees) increased by $71,000 or 5%.

     Rental income for the Partnership's mini-warehouse operations was $3,626,000 compared to $3,461,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $165,000 or 5%. The increase in rental income was primarily attributable to increased rental rates combined with an increase in the weighted average occupancy level at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.55 compared to $.53 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% to 90% for the three months ended March 31, 1995 and 1996, respectively. Cost of operations (including management fees) decreased $83,000 or 6% to $1,445,000 from $1,362,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $82,000 or 4% from $2,099,000 to $2,181,000 for the three months ended March 31, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operation was $261,000 compared to $206,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $55,000 or 27%. This increase in rental income is primarily attributable to increased rental rates combined with an increase in the weighted average occupancy level at the Partnership's business park. The monthly average realized rent per square foot for the business park facilities was $.57 compared to $.47 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy level at the business park facility was 100% compared to 97% for the three months ended March 31, 1996 and 1995, respectively. Cost of operations (including management fees) decreased $12,000 or 11% to $96,000 from $108,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $67,000 or 68% from $98,000 to $165,000 for the three months ended March 31, 1995 and 1996, respectively.

     Minority interest in income was $771,000 in 1996 compared to $733,000 in 1995, representing an increase of $38,000, or 5%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

     Administrative expenses decreased $34,000 from $53,000 in 1995 to $19,000 in 1996. This decrease is principally attributable to decreases in non-recurring expenses incurred in connection with having the Partnership's facilities undergo environmental studies, investor services expenses, and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,208,000 for the three months ended March 31, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,299,000 of capital improvements (of which $390,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $222,000 of budgeted improvements at the Partnership's business parks; specifically landscaping and tenant improvements to vacated spaces on terminated leases. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $256,000 for such enhancements. Total capital improvements were $54,000 for the three months ended March 31, 1996 of which $29,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,336,000 ($10.44 per unit) and $164,000, respectively, during the first three months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                              DATED: May 14, 1996
                                     ------------------------------

                                     PS PARTNERS III, LTD.


                                 BY:  Public Storage, Inc.
                                      General Partner

                                 BY:    /s/ Ronald L. Havner Jr.
                                     --------------------------
                                      Ronald L. Havner, Jr.
                                      Senior Vice President and Chief Financial
                                        Officer of Public Storage, Inc.
                                        (principal financial officer)

                                 BY:    /s/ John Reyes
                                     --------------------------
                                       John Reyes
                                       Vice President and Controller
                                        of Public Storage, Inc.
                                        (principal accounting officer)