Form 10-Q
period 1996-06-30
PS PARTNERS III LTD
filed 1996-08-13
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from          to
                              ----------  ----------


Commission File Number 0-13479
                       -------


                              PS PARTNERS III, LTD.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                   95-3920904
      -------------------------------                 -----------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)









           701 Western Avenue
          Glendale, California                             91201-2394
- -------------------------------------                 -----------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                        --  --

                                      INDEX


PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at June 30, 1996
         and December 31, 1995                                            2

    Condensed consolidated statements of income for the three and six
         months ended June 30, 1996 and 1995                              3

    Condensed consolidated statements of cash flows for the six
         months ended June 30, 1996 and 1995                              4

    Notes to condensed consolidated financial statements                  5

    Management's discussion and analysis of financial condition
         and results of operations                                        6-8

PART II.  OTHER INFORMATION

   (Items 1 through 5 are not applicable)

   Item 6 - Exhibits and Reports on Form 8-K                             9

                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,                December 31,
                                                                                     1996                     1995
                                                                              --------------------     --------------------
                                                                                  (Unaudited)
                                     ASSETS


      Cash and cash equivalents                                                        321,000        $         455,000

      Rent and other receivables                                                       138,000                   99,000

      Real estate facilities, at cost:
           Land                                                                     15,392,000               15,392,000
           Buildings and equipment                                                  74,329,000               74,095,000
                                                                           --------------------     --------------------
                                                                                    89,721,000               89,487,000

           Less accumulated depreciation                                          (33,991,000)             (32,242,000)
                                                                           --------------------     --------------------
                                                                                    55,730,000               57,245,000
      Other assets                                                                     212,000                  179,000
                                                                           --------------------     --------------------

                                                                               $    56,401,000           $   57,978,000
                                                                           ====================     ====================



                        LIABILITIES AND PARTNERS' EQUITY


      Accounts payable                                                       $         790,000        $         933,000

      Advance payments from renters                                                    539,000                  515,000

      Minority interest in general partnerships                                     28,308,000               28,183,000

      Partners' equity:
           Limited partners' equity, $500 per unit, 128,000
                units authorized, issued and outstanding                            26,410,000               27,980,000
           General partners' equity                                                    354,000                  367,000
                                                                           --------------------     --------------------

      Total partners' equity                                                        26,764,000               28,347,000
                                                                           --------------------     --------------------

                                                                               $    56,401,000           $   57,978,000
                                                                           ====================     ====================

                             See accompanying notes.

                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                        -----------------------------------   ------------------------------------
                                                              1996              1995                1996               1995
                                                        -----------------  ----------------   -----------------  -----------------

         REVENUE:

         Rental income                                     $   3,961,000     $   3,820,000        $  7,848,000      $   7,487,000
         Interest income                                           5,000            27,000              10,000             59,000
                                                        -----------------  ----------------   -----------------  -----------------
                                                               3,966,000         3,847,000           7,858,000          7,546,000
                                                        -----------------  ----------------   -----------------  -----------------

         COSTS AND EXPENSES:

         Cost of operations                                    1,244,000         1,206,000           2,554,000          2,458,000
         Management fees                                         235,000           227,000             466,000            445,000
         Depreciation and amortization                           877,000           811,000           1,749,000          1,638,000
         Administrative                                           60,000            66,000              79,000            119,000
                                                        -----------------  ----------------   -----------------  -----------------
                                                               2,416,000         2,310,000           4,848,000          4,660,000
                                                        -----------------  ----------------   -----------------  -----------------

         Income before minority interest                       1,550,000         1,537,000           3,010,000          2,886,000

         Minority interest in income                           (823,000)         (796,000)         (1,594,000)        (1,529,000)
                                                        -----------------  ----------------   -----------------  -----------------

         NET INCOME                                       $      727,000           741,000     $    1,416,000      $   1,357,000
                                                        =================  ================   =================  =================

         Limited partners' share of net income
              ($8.63 per unit in 1996 and $8.18
              per unit in 1995)                                                                 $    1,105,000      $   1,047,000
         General partners' share of net income                                                         311,000            310,000
                                                                                              =================  =================
                                                                                                $    1,416,000      $   1,357,000
                                                                                              =================  =================

                             See accompanying notes.

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                              --------------------------------------------
                                                                                     1996                    1995
                                                                              --------------------    --------------------

      Cash flows from operating activities:

           Net income                                                               $   1,416,000            $  1,357,000

           Adjustments to reconcile net income to net cash provided by operating activities

                Depreciation and amortization                                           1,749,000               1,638,000
                Increase in rent and other receivables                                   (39,000)
                                                                                                                        -
                (Increase) decrease in other assets                                      (33,000)
                                                                                                                    1,000
                Decrease in accounts payable                                            (143,000)               (206,000)
                Increase (decrease) in advance payments from renters                       24,000                (16,000)
                Minority interest in income                                             1,594,000               1,529,000
                                                                              --------------------    --------------------

                     Total adjustments                                                  3,152,000               2,946,000
                                                                              --------------------    --------------------

                     Net cash provided by operating activities                          4,568,000               4,303,000
                                                                              --------------------    --------------------

      Cash flows used in investing activities:

           Additions to real estate facilities                                          (234,000)               (184,000)
                                                                              --------------------    --------------------

                     Net cash used in investing activities                              (234,000)               (184,000)
                                                                              --------------------    --------------------

      Cash flows used in financing activities:

           Distributions to holder of minority interest                               (1,469,000)             (1,513,000)
           Distributions to partners                                                  (2,999,000)             (2,999,000)
                                                                              --------------------    --------------------

                     Net cash used in financing activities                            (4,468,000)             (4,512,000)
                                                                              --------------------    --------------------

      Net decrease in cash and cash equivalents                                         (134,000)               (393,000)

      Cash and cash equivalents at the beginning of the period                            455,000               2,131,000
                                                                              --------------------    --------------------

      Cash and cash equivalents at the end of the period                           $      321,000            $  1,738,000
                                                                              ====================    ====================

                             See accompanying notes.
                                        4

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

     The Partnership's net income was $727,000 and $741,000 for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of $14,000, or 2%. The decrease was primarily due to increases in depreciation and minority interest for those properties held in joint venture with Public Storage, Inc. ("PSI"), partially offset by increases in property operating results.

     Interest income decreased for the three months ended June 30, 1996 over the same periods in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 increased $95,000 or 4%, as rental income increased $141,000 or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $46,000 or 3% compared to the same period in 1995. The increase in property operations is due to improvements in the mini-warehouse facilities partially offset by reduced operating results at the business park facility.

     Rental income for the Partnership's mini-warehouse operations was $3,716,000 compared to $3,570,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $146,000, or 4%. This increase was primarily attributable to increased rental rates and weighted average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.55 compared to $.54 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 92% compared to 90% for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $46,000 or 4%, to $1,369,000 from $1,323,000 for the three months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in payroll, office, advertising, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $100,000 or 5% from $2,247,000 to $2,347,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $5,000, or 2% to $245,000 from $250,000 for the three months ended June 30, 1996 and 1995, respectively The weighted average occupancy levels at the business park facility was 96% compared to 97% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facility remained stable at $.56 for both three month periods ended June 30, 1996 and 1995. Cost of operations (including management fees) for the business park remained stable at $110,000 for the three months ended June 30, 1996 and 1995. Accordingly, for the Partnership's business park facilities, property net operating income decreased $5,000, or 4%, to $135,000 from $140,000 for the three months ended June 30, 1996 and 1995, respectively.

     Administrative expenses decreased $6,000 from $66,000 for the three months ended June 30, 1995 compared to $60,000 for the same period in 1996. This decrease is principally a result of non-recurring expenses in 1995, totaling $22,000, incurred in connection with environmental assessments of the Partnership's facilities, partially offset by an increase in accounting fees.

     Minority interest in income increased $27,000 to $823,000 from $796,000 for the three months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to improved operations at the Partnership's real estate facilities for those properties owned jointly with PSI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $43,000 for the three months ended June 30, 1996 compared to $35,000 for the same period in 1995.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared to six months ended June 30, 1995:

     The Partnership's net income was $1,416,000 and $1,357,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $59,000, or 4%. The increase was primarily due to increases in property operating results and decreases in administrative expenses, partially offset by decreases in interest income and increases in depreciation expense and minority interest in income for those properties held in joint venture with PSI.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 increased $244,000 or 5%, as rental income increased $361,000 or 5%, and costs of operations (including management fees and excluding depreciation expense) increased $117,000 or 4% compared to the same period in 1995. These increases were due to improved operating results and the mini-warehouse facilities and at the business park facility.

     Rental income for the Partnership's mini-warehouse operations was $7,342,000 compared to $7,031,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $311,000, or 4%. This increases was primarily attributable to increased rental rates and weighted average occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities was 91% compared to 90% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.55 compared to $.54 for the six months ended June 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $128,000 or 5%, to $2,814,000 from $2,686,000 for the six months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in payroll, office, advertising, and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $183,000 or 4% from $4,345,000 to $4,528,000 for the six months ended June 30,
1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $50,000, or 11% to $506,000 from $456,000 for the six months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 98% compared to 97% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facility was $.56 compared to $.51 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business park decreased $11,000 or 5%, to $206,000 from $217,000 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business park remained stable at $110,000 for the three months ended June 30, 1996 and 1995. Accordingly, for the Partnership's business park facility, property net operating income increased by $61,000 or 26%, from $239,000 to $300,000 for the six months ended June 30, 1995 and 1996, respectively.

     Administrative expenses decreased $40,000 from $119,000 to $71,000 in 1996. This decrease is principally a result of non-recurring expenses in 1995, totaling $44,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income increased $65,000 to $1,529,000 from $1,594,000 for the six months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to improved operations at the Partnership's real estate facilities for those properties owned jointly with PSI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $85,000 for the six months ended June 30, 1996 compared to $74,000 for the same period in 1995.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,568,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,299,000 of capital improvements (of which $390,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $222,000 of budgeted improvements at the Partnership's business parks; specifically landscaping and tenant improvements to vacated spaces on terminated leases. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $256,000 for such enhancements. Total capital improvements were $234,000 for the three months ended March 31, 1996 of which $166,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,675,000 ($20.88 per unit) and $324,000, respectively, during the first six months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                              DATED:August 13, 1996

                                    PS PARTNERS III, LTD.


                              BY:   Public Storage, Inc.
                                    General Partner

                              BY:   /s/ Ronald L. Havner Jr.
                                    ------------------------
                                    Ronald L. Havner, Jr.
                                    Senior Vice President and Chief Financial
                                      Officer of Public Storage, Inc.
                                      (principal financial officer)

                              BY:   /s/ John Reyes
                                    ------------------------
                                    John Reyes
                                    Vice President and Controller
                                      of Public Storage, Inc.
                                       (principal accounting officer)