Form 10-Q
period 1996-09-30
PS PARTNERS III LTD
filed 1996-11-12
CIK 741513

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                     ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              ---------  ---------


Commission File Number 0-13479


                              PS PARTNERS III, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                      95-3920904
-------------------------------------                ---------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)


           701 Western Avenue
          Glendale, California                                 91201-2394
--------------------------------------                --------------------------
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

 Condensed consolidated balance sheets at September 30, 1996
   and December 31, 1995                                                      2

 Condensed consolidated statements of income for the three and nine
   months ended September 30, 1996 and 1995                                   3

 Condensed consolidated statements of cash flows for the nine
   months ended September 30, 1996 and 1995                                   4

 Notes to condensed consolidated financial statements                         5

 Management's discussion and analysis of financial condition
   and results of operations                                                6-8

PART II.  OTHER INFORMATION

 (Items 1 through 5 are not applicable)

 Item 6 - Exhibits and Reports on Form 8-K                                    9

                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                  September 30,          December 31,
                                                                                      1996                   1995
                                                                               --------------------   -------------------
                                                                                   (Unaudited)
                                     ASSETS


       Cash and cash equivalents                                                 $         459,000        $      455,000

       Rent and other receivables                                                          155,000                99,000


       Real estate facilities, at cost:
            Land                                                                        15,392,000            15,392,000
            Buildings and equipment                                                     74,852,000            74,095,000
                                                                               --------------------   -------------------
                                                                                        90,244,000            89,487,000

            Less accumulated depreciation                                              (34,882,000)          (32,242,000)
                                                                               --------------------   -------------------
                                                                                        55,362,000            57,245,000

       Other assets
                                                                                           243,000               179,000
                                                                               --------------------   -------------------

                                                                                   $    56,219,000        $   57,978,000
                                                                               ====================   ===================


                          LIABILITIES AND PARTNERS' EQUITY


       Accounts payable                                                          $         874,000       $       933,000

       Advance payments from renters                                                       488,000               515,000

       Minority interest in general partnerships                                        28,358,000            28,183,000

       Partners' equity:
            Limited partners' equity, $500 per unit, 128,000
                 units authorized, issued and outstanding                               26,150,000            27,980,000
            General partner's equity                                                       349,000               367,000
                                                                               --------------------   -------------------
       Total partners' equity                                                           26,499,000            28,347,000
                                                                               --------------------   -------------------
                                                                                   $    56,219,000        $   57,978,000
                                                                               ====================   ===================

                             See accompanying notes.
                                        2

                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                       -----------------------------------   -----------------------------------
                                                             1996              1995               1996               1995
                                                       -----------------  ----------------   ----------------  -----------------

       REVENUE:

       Rental income                                       $  4,028,000      $  3,902,000      $  11,876,000      $  11,389,000
       Interest income                                            6,000            26,000             16,000             85,000
                                                       -----------------  ----------------   ----------------  -----------------
                                                              4,034,000         3,928,000         11,892,000         11,474,000
                                                       -----------------  ----------------   ----------------  -----------------

       COSTS AND EXPENSES:

       Cost of operations                                     1,318,000         1,239,000          3,872,000          3,697,000
       Management fees                                          239,000           231,000            705,000            676,000
       Depreciation and amortization                            891,000           861,000          2,640,000          2,499,000
       Administrative                                            40,000            33,000            119,000            152,000
                                                       -----------------  ----------------   ----------------  -----------------
                                                              2,488,000         2,364,000          7,336,000          7,024,000
                                                       -----------------  ----------------   ----------------  -----------------

       Income before minority interest                        1,546,000         1,564,000          4,556,000          4,450,000

       Minority interest in income                             (810,000)         (815,000)        (2,404,000)        (2,344,000)
                                                       -----------------  ----------------   ----------------  -----------------

       NET INCOME                                        $      736,000     $     749,000      $   2,152,000      $   2,106,000
                                                       =================  ================   ================  =================

       Limited partners' share of net income
            ($13.55 per unit in 1996 and $12.02
            per unit in 1995)                                                                  $   1,735,000      $   1,539,000
       General partner's share of net income                                                         417,000            567,000
                                                                                             ----------------  -----------------
                                                                                               $   2,152,000      $   2,106,000
                                                                                             ================  =================

                             See accompanying notes.

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               -------------------------------------------
                                                                                     1996                      1995
                                                                               ------------------        -----------------

       CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income                                                              $  2,152,000             $  2,106,000

            Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                         2,640,000                2,499,000
                 Increase in rent and other receivables                                  (56,000)                 (12,000)
                 Increase in other assets                                                (64,000)                  (9,000)
                 (Decrease) increase in accounts payable                                 (59,000)                   96,000
                 Decrease in advance payments from renters                               (27,000)                 (34,000)
                 Minority interest in income                                           2,404,000                2,344,000
                                                                               ------------------        -----------------

                      Total adjustments                                                4,838,000                4,884,000
                                                                               ------------------        -----------------

                      Net cash provided by operating activities                        6,990,000                6,990,000
                                                                               ------------------        -----------------

       CASH FLOWS USED IN INVESTING ACTIVITIES:

            Additions to real estate facilities                                         (757,000)                (627,000)
                                                                               ------------------        -----------------

                      Net cash used in investing activities                             (757,000)                (627,000)
                                                                               ------------------        -----------------

       CASH FLOWS USED IN FINANCING ACTIVITIES:

            Distributions to holder of minority interest                              (2,229,000)              (2,307,000)
            Distributions to partners                                                 (4,000,000)              (5,502,000)
                                                                               ------------------        -----------------

                      Net cash used in financing activities                           (6,229,000)              (7,809,000)
                                                                               ------------------        -----------------

       Net increase (decrease) in cash and cash equivalents                                4,000              (1,446,000)

       Cash and cash equivalents at the beginning of the period                          455,000                2,131,000
                                                                               ------------------        -----------------

       Cash and cash equivalents at the end of the period                          $     459,000            $     685,000
                                                                               ==================        =================



                             See accompanying notes.

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

 2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.

 3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $736,000 and $749,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $13,000. The decrease was primarily due to an increase in depreciation expense combined with a decrease in interest income, partially offset by increases in property operating results.

     Interest income decreased for the three months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 increased $39,000, or 2%, as rental income increased $126,000, or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $87,000, or 6%, compared to the same period in 1995. The increase in property operations is due to improvements in the mini-warehouse facilities partially offset by reduced operating results at the business park facility.

     Rental income for the Partnership's mini-warehouse operations was $3,791,000 compared to $3,661,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $130,000, or 4%. This increase was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.56 compared to $.55 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 92% for the three months ended September 30, 1996 and 1995. Cost of operations (including management fees) for the mini-warehouses increased $84,000, or 6%, to $1,441,000 from $1,357,000 for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in advertising and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $46,000, or 2%, from $2,304,000 to $2,350,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $4,000, or 2%, to $237,000 from $241,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to a decrease in the weighted average occupancy level, partially offset by increased rental rates. The weighted average occupancy levels at the business park facility were 94% compared to 98% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facility was $.56 compared to $.53 for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business park increased $3,000, or 3%, to $116,000 from $113,000 for the three months ended September 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased $7,000, or 5%, to $121,000 from $128,000 for the three months ended September 30, 1996 and 1995, respectively.

     Administrative expenses increased $7,000 from $33,000 for the three months ended September 30, 1995 compared to $40,000 for the same period in 1996. This increase is partially attributable to an increase in accounting expense.

     Minority interest in income decreased $5,000 to $810,000 from $815,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to an allocation of depreciation and amortization

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $65,000 for the three months ended September 30, 1996 compared to $41,000 for the same period in 1995, partially offset by improved operations at the Partnership's real estate facilities for those properties owned jointly with PSI.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $2,152,000 and $2,106,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $46,000, or 2%. The increase was primarily due to increases in property operating results and decreases in administrative expenses, partially offset by decreases in interest income and increases in depreciation expense and minority interest in income for those properties held in joint venture with PSI.

     Interest income decreased for the nine months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 increased $283,000, or 4%, as rental income increased $487,000, or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $204,000, or 5% compared to the same period in 1995. These increases were due to improved operating results at the mini-warehouse facilities and business park facilities.

     Rental income for the Partnership's mini-warehouse operations was $11,132,000 compared to $10,692,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $440,000, or 4%. This increase was primarily attributable to increased rental rates and weighted average occupancy levels. The weighted average occupancy level at the mini-warehouse facilities was 91% compared to 90% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.56 compared to $.54 for the nine months ended September 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $211,000, or 5%, to $4,255,000 from $4,044,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in repairs and maintenance, advertising, management fees, payroll, and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $229,000, or 3%, from $6,648,000 to $6,877,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $47,000, or 7%, to $744,000 from $697,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to an increase in rental rates. The monthly average realized rent per square foot for the business park facility was $.56 compared to $.52 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities remained stable at 97% for the nine months ended September 30, 1996 and 1995. Cost of operations (including management fees) for the business park decreased $7,000, or 2%, to $322,000 from $329,000 for the nine months ended September 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facility, property net operating income increased by $54,000, or 15%, from $368,000 to $422,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Administrative expenses decreased $33,000 from $152,000 to $119,000 in 1996. This decrease is primarily a result of non-recurring expenses in 1995, totaling $44,000, incurred in connection with environmental assessments of the Partnership's facilities.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Minority interest in income increased $60,000 to $2,404,000 from $2,344,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to improved operations at the Partnership's real estate facilities for those properties owned jointly with PSI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $150,000 for the nine months ended September 30, 1996 compared to $118,000 for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,990,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,299,000 of capital improvements (of which $390,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $222,000 of budgeted improvements at the Partnership's business parks; specifically landscaping and tenant improvements to vacated spaces on terminated leases. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $256,000 for such enhancements. Total capital improvements were $757,000 for the nine months ended September 30, 1996 of which $527,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $3,564,000 ($27.84 per unit) and $436,000, respectively, during the first nine months of 1996. The quarterly distribution amount per unit was reduced to $6.96 per unit in the third quarter of 1996. The reduction reflected the Partnership's need to replenish cash reserves that have been depleted due to the Partnership's making capital expenditures to modernize the appearance of the mini-warehouse buildings and facility signage. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                            DATED:   November 12, 1996

                                     PS PARTNERS III, LTD.


                            BY:      Public Storage, Inc.
                                     General Partner

                            BY:        /s/ Ronald L. Havner Jr.
                                     -----------------------------
                                     Ronald L. Havner, Jr.
                                     Senior Vice President and Chief Financial
                                       Officer of Public Storage, Inc.
                                       (principal financial officer)

                            BY:        /s/ John Reyes
                                     -----------------------------
                                     John Reyes
                                     Vice President and Controller
                                       of Public Storage, Inc.
                                       (principal accounting officer)