Form 10-K405
period 1996-12-31
PS PARTNERS III LTD
filed 1997-03-28
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                          -----------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              ----------    --------------

Commission File Number 0-13479
                       -------

                              PS PARTNERS III, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      California                                               95-3920904
-------------------------------                    -----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

   701 Western Avenue
  Glendale, California                                          91201-2394
-------------------------------                    -----------------------------
(Address of principal executive offices)                       (Zip Code)




Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         ---------

General
-------
     PS Partners III, LTD. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in February 1984. Commencing in May 1984, 128,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in January 1985.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust
("REIT") organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception. Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

         Through 1996, the Partnership's commercial property was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to American Office Park Properties, L.P. ("AOPPLP"), an operating partnership formed to own and operate business parks in which PSI has approximately an 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business park to AOPPLP in exchange for a 4.3% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc. Ronald L. Havner, Jr., formerly Senior Vice-President and Chief Financial Officer of PSI, is the Chief Executive Officer of American Office Park Properties, Inc. See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 34 of the Partnership's 41 properties (which excludes the property transferred to AOPPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI,
(iii)  as  of  February  19,  1997,  PSI  owned  approximately   60.00%  of  the
Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 41 properties (which exclude the property transferred to AOPPLP in January 1997); 34 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership originally acquired interests in 43 properties. One of those properties which secured a mortgage note was foreclosed upon by the lender during 1993. The Partnership purchased its last property in July, 1985. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated a single commercial property; a business park located in Sacramento, California which was transferred to AOPPLP in January 1997 in exchange for a 4.3% interest in AOPPLP.

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

     The Partnership will terminate on December 31, 2020 unless dissolved earlier. Under the terms of the general partnership agreement with PSI, as of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1988-1991, since the completion of the Partnership's offering in January 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

     The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's 42 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $92,200,000 ($86,900,000 for the 41 mini-warehouses and $5,300,000 for the business park). (In January 1997, after the date of the appraisal, the Partnership transferred its business park to AOPPLP in exchange for a 4.3% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 12% to 51%) in 35 of the 42 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $8,510,000 for the 41 mini-warehouses and $530,000 for the business park). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($85,200,000) and a discounted cash flow analysis ($86,000,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25%. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($86,000,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

     The business park was valued using a direct capitalization analysis by applying a 10.0% capitalization rate to the business park's stabilized net operating income. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance, based on recently completed environmental investigations (see Item 2), the Partnership is not aware of any environmental contamination of its facilities material to its overall business or financial condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

     Limited Partners should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

     Based on NDRC's limited appraisal (as of January 1996), the General Partners have estimated a liquidation value per Unit of $425. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (iii) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (iv) the Partnership's other net assets were liquidated at their book value at September 30, 1996.

         In January 1997, PSI completed a cash tender offer, which had commenced in December 1996, pursuant to which PSI acquired a total of 12,881 additional limited partnership units at $425 per Unit.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Weighted average occupancy levels at the mini-warehouse facilities were 91% in 1996 compared to 90% in 1995. The average monthly realized rent per square foot for the mini-warehouse was $.56 in 1996 compared to $.54 in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 13 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------
     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial property was managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial property to AOPPLP.

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

Employees
---------
     There are 138 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or AOPPLP.

ITEM 2.  PROPERTIES.
         ----------
     The following table sets forth information as of December 31, 1996 about properties owned by the Partnership. All but 7 of these properties were acquired jointly with PSI and were contributed to general partnerships comprised of the Partnership and PSI.



                                        Net                Number
                                      Rentable               of                Date of                Ownership
Location                            Square Feet            Spaces            Acquisition             Percentage
----------------------------      ---------------     ---------------     ---------------          ---------------
CALIFORNIA
Laguna Hills                            73,200              674               04/10/85                  50.0%
   E. Pacifico
Sacramento (1) (3)                     152,600              71                03/28/85                  75.0
   Northgate
Simi Valley                             49,500              522               02/01/85                  50.9
   First St.

FLORIDA
Fern Park                               37,400              405               03/19/85                  50.0
   U.S. Highway
Hialeah                                 62,400              750               11/29/84                  50.0
   Red Road - W 4th Ave.
Longwood                                62,800              600               05/03/85                  50.3
   U.S. Highway
Medley                                  47,600              538               08/31/84                 100.0
   N.W. S. River
Orlando                                 34,500              357               06/22/84                  74.6
   45th - Orange Blossom
Pompano Beach                           44,400              314               12/19/84                 100.0
   S.W. 2nd St.

GEORGIA
Lilburn                                 35,600              306               07/10/85                  50.0
   Indian Trail Rd.

KENTUCKY
Florence                                39,800              324               06/27/84                 100.0
   Industrial Hwy

LOUISIANA
Bossier City                            77,900              751               01/07/85                  50.0
   Gould Dr.

NEBRASKA
Omaha                                   46,200              410               11/19/84                  69.5
   South 86th St.

NEW HAMPSHIRE
Manchester                              61,100              507               11/30/84                  49.2
   South Willow St.

NEW JERSEY
Delran                                  63,300              594               06/20/84                  71.2
   Route 130

                                        Net                Number
                                      Rentable               of                Date of                Ownership
Location                            Square Feet            Spaces            Acquisition             Percentage
----------------------------      ---------------     ---------------     ---------------          ---------------
OHIO
Arlington                               62,900              463               05/31/85                  55.0%
   Arlington Center
Cincinnati                              71,900              649               06/27/84                 100.0
   Mt. Carmel
Columbus                                63,600              547               05/31/85                  55.0
   Busch Blvd.
Columbus                                61,300              591               07/11/85                  55.0
   Kenny Road
Columbus                                80,800              612               05/31/85                  55.0
   Kinnear Road
Columbus                                63,900              551               07/11/85                  55.0
   Morse
Dayton                                  66,000              610               07/11/85                  55.0
   Executive Blvd.
Dayton                                  61,300              411               07/11/85                  55.0
   Needmore Road
Fairfield                               52,300              407               03/14/85                  50.0
   Dixie Highway II
Grove City                              52,000              525               06/07/85                  55.0
   Marlane Drive
Reynoldsburg                            65,500              573               06/07/85                  55.0
   Gender
Springfield                             40,400              352               07/11/85                  55.0
   W. Leffel
Westerville                             64,200              576               07/11/85                  55.0
   Westerville Road
Worthington                             74,400              557               05/31/85                  55.0
   Billingsley

OKLAHOMA
Oklahoma                                83,200              631               08/31/84                 100.0
   West Reno II

OREGON
Portland                                44,300              495               03/01/85                  75.0
   N.E. 92nd St.

PENNSYLVANIA
Montgomeryville                         63,400              533               12/13/84                  50.0
   Route 309

TENNESSEE
Chattanooga                             82,100              507               03/06/85                  70.3
   Pryor Drive

TEXAS
Austin                                  33,000              231               12/11/84                  75.0
   E. Ben White Blvd.

                                        Net                Number
                                      Rentable               of                Date of                Ownership
Location                            Square Feet            Spaces            Acquisition             Percentage
----------------------------      ---------------     ---------------     ---------------          ---------------
Austin                                  56,200              529               12/11/84                  75.0
   N. Lamar Blvd.
Dallas (2)                              41,800              421               09/28/84                  50.5%
   Cockrell Hill Rd.
Dallas                                 110,100             1,099              08/31/84                 100.0
   Walnut Hill Lane
Fort Worth                              42,000              338               12/12/84                  50.0
   Hemphill St.
Garland                                 37,600              372               05/16/84                  86.3
   W. Kingsley II
Hurst                                   49,500              390               02/05/85                  50.0
   Hurst Blvd.
Irving                                  69,900              553               08/31/84                 100.0
   E. Airport Fwy.

VIRGINIA
Newport News Jefferson Dr               79,300              740               08/17/84                  88.5

------------
(1) Business Park
(2) Includes Dallas/Cockrell Hill II located in Brassway, Texas which was purchased on 12/5/85 and is 50% owned by the Partnership.
(3) In January 1997, the Partnership contributed its business park facility to AOPPLP in exchange for a 4.3% interest in AOPPLP. See Item 1.

     Weighted average occupancy levels for the mini-warehouse and business park facilities were 91% and 97%, respectively, in 1996 compared to 90% and 98%, respectively, in 1995. The average monthly realized rent per square foot for the mini-warehouse and business park facilities was $.56 and $.55, respectively, in 1996 compared to $.54 and $.53, respectively, in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $43,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 3,017 record holders of Units.

     In January 1997, PSI completed a cash tender offer, which had commenced in December 1996, pursuant to which PSI acquired a total of 12,881 additional limited partnership units at $425 per Unit.

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of "Cash from Sales or Refinancings". Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------


                                                                 For the Year Ended December 31,
                                                ------------------------------------------------------------------
                                                1996           1995            1994            1993           1992
                                                ------------------------------------------------------------------

                                                               (In thousands, except per Unit data)

Revenues                                    $ 15,864        $ 15,363       $ 14,908        $ 13,948        $ 13,371

Depreciation and amortization                  3,541           3,358          3,181           3,154           3,291

Interest expense                                   -               -              -              38             435

Net income (loss) (b)                          2,809           2,749          2,788           2,176            (453)

   Limited partners' share                     2,286           2,029          2,325           1,794            (734)

   General partners' share                       523             720            463             382             281

Limited partners' per unit data (a)

   Net income (loss) (b)                      $ 17.86         $ 15.85        $ 18.16         $ 14.02         $ (5.73)

   Cash distributions (c)                     $ 34.80         $ 48.72        $ 30.60         $ 25.30         $ 20.00

As of December 31,
------------------
Cash and cash equivalents                     $  529           $ 455        $ 2,131         $ 1,166           $ 714

Total assets (b)                            $ 55,859        $ 57,978       $ 62,016        $ 63,581        $ 67,805

Mortgage notes payable (b)                   $   -           $   -          $   -           $   -           $ 3,428

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

(c) The General Partners distributed, concurrently with the distributions for the third quarter of 1995, a portion of the operating cash reserve of the Partnership estimated to be $6.96 per Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income was $2,809,000 in 1996 compared to $2,749,000 in 1995, representing an increase of $60,000, or 2%. This increase was principally due to improved property operations and a decrease in environmental costs, partially offset by an increase in depreciation expense and a decrease in interest income.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $221,000, or 2%, in 1996 compared to 1995, as rental income increased by $573,000, or 4%, and cost of operations (including management fees) increased $352,000, or 6%.

     Rental income for the Partnership's mini-warehouse operations was $14,855,000 in 1996 compared to $14,322,000 in 1995, representing an increase of $533,000, or 4%. This increase was primarily attributable to increased realized rental rates at the mini-warehouse facilities, combined with an increase in occupancy levels. The average monthly realized rent per square foot for the mini-warehouse was $.56 in 1996 compared to $.54 in 1995. Weighted average occupancy levels at the mini-warehouse facilities were 91% in 1996 compared to 90% in 1995. Cost of operations (including management fees) for the mini-warehouses increased $329,000, or 6%, to $5,799,000 in 1996 from $5,470,000 in 1995. The increase was primarily a result of increases in repairs and maintenance, advertising, property tax, and office expenses. Accordingly, for the mini-warehouse operations, property net operating income increased by $204,000, or 2%, to $9,056,000 in 1996 from $8,852,000 in 1995.

     Rental income for the Partnership's business park operations was $986,000 in 1996 compared to $946,000 in 1995, representing a decrease of $40,000, or 4%. This increase was primarily attributable to increased realized rental rates at the Partnership's business park facility, partially offset by a decrease in occupancy levels. The average monthly realized rent per square foot for the business park was $.55 in 1996 compared to $.53 in 1995. Weighted average occupancy levels at the business park facility were 97% and 98% for 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $23,000 to $470,000 in 1996 from $447,000 in 1995. The increase was primarily a result of increases in repairs and maintenance and payroll expenses. Accordingly, for the business park operations, property net operating income increased by $17,000, or 3%, to $516,000 in 1996 from $499,000 in 1995.

     Interest income decreased in 1996 over 1995 as a result of a decrease in average invested cash balances.

     Depreciation and amortization increased $183,000 to $3,541,000 in 1996 from $3,358,000 in 1995. This increase is principally attributable to depreciation of capital expenditures made during 1995 and 1996.

     Minority interest in income decreased by $4,000 in 1996 compared to 1995. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $249,000 compared to $160,000 for 1996 and 1995, respectively, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

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

     Rental income for the Partnership's business park operations was $946,000 in 1995 compared to $983,000 in 1994, representing a decrease of $37,000, or 4%. This decrease was primarily attributable to decreased realized rental rates at the business park facility as well as the buyout of a lease for $86,000 by one of the tenants included in 1994's income, partially offset by an increase in occupancy levels. Weighted average occupancy levels at the business park facility were 98% and 95% for 1995 and 1994, respectively. The average monthly realized rent per square foot for the business park was $.53 in 1995 compared to $.56 in 1994. Cost of operations (including management fees) for the business park decreased $1,000 to $447,000 in 1995 from $448,000 in 1994. Accordingly, for the business park operations, property net operating income decreased by $36,000 or 7% from $535,000 in 1994 to $499,000 in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $43,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     The increase in minority interest in income for those properties held in joint venture with PSI was primarily the result of improved operations at the Partnership's real estate facilities held in joint venture with PSI.

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations. At December 31, 1996, the Partnership had cash and cash equivalents totaling $529,000.

     Cash flows from operating activities ($9,293,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,228,000, $948,000 and $610,000 in 1996, 1995 and 1994, respectively. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. The increase in 1996 capital improvements is primarily attributable to these budgeted improvements. During 1997, the Partnership anticipates approximately $1,599,000 of capital improvements (including PSI's joint venture share of $559,000).

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1996 and prior years were as follows:

                                      Total              Per Unit
                                   ---------------    ---------------

          1996                      $4,999,000            $34.80
          1995                       6,999,000             48.72
          1994                       4,396,000             30.60
          1993                       3,634,000             25.30
          1992                       2,875,000             20.00
          1991                       3,344,000             23.28

          1990                       2,874,000             20.00
          1989                       1,706,000             11.88
          1988                       2,784,000             19.38
          1987                       5,028,000             35.00

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

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

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial property was managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business park to AOPPLP in exchange for a 4.3% interest in AOPPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


     Name                                Positions with PSI
--------------------          -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Hugh W. Horne                 Senior Vice President
Obren B. Gerich               Senior Vice President
Marvin M. Lotz                Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Uri P. Harkham                Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice president of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITS since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated.

From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------
     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 19, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

      Title                       Name and Address                   Amount of Beneficial           Percent
     of Class                   of Beneficial Owner                     Ownership                   of Class
------------------        -------------------------------          --------------------------      -----------
Units of Limited          Public Storage, Inc.                           76,797 Units (1)            60.00%
Partnership Interest      701 Western Avenue
                          Glendale, CA 91201-2394  (1)


----------------
(1)  These  Units  are  held  of  record  by  SEI   Arlington   Acquisition
     Corporation, a wholly-owned subsidiary of PSI.

          The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

          In January 1997, PSI completed a cash tender offer, which had commenced in December 1996, pursuant to which PSI acquired a total of 12,881 additional limited partnership units at $425 per Unit.

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

          The Partnership owns interests in 41 properties (which exclude the property transferred to AOPPLP in January 1997); 34 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

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

     During 1996, approximately $500,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 41 properties (which exclude the property transferred to AOPPLP in January 1997); 34 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $892,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial property was managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $49,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by voting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business park to AOPPLP in exchange for a 4.3% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                          PS PARTNERS III, LTD.
     Dated:    March 26, 1997         By: Public Storage, Inc., General Partner


                                      By: /s/ B. Wayne Hughes
                                          -------------------------------------
                                          B. Wayne Hughes, Chairman of the Board
                                      By: /s/  B. Wayne Hughes
                                          -------------------------------------
                                          B. Wayne Hughes, General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

    Signature                                       Capacity                                        Date
----------------------------               ---------------------------------------------       ---------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1997
----------------------------               Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1997
----------------------------               of Public Storage, Inc.
Harvey Lenkin

/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1997
----------------------------               of Public Storage, Inc. (principal financial
John Reyes
                                           officer and principal accounting officer)
/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1997
----------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1997
----------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1997
-----------------------------
William C. Baker

/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1997
-----------------------------
Uri P. Harkham

                            PS PARTNERS III, LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                      Page
                                                                   References
                                                                   ----------

Report of Independent Auditors                                          F-1

Consolidated Financial Statements and Schedules:

  Consolidated Balance Sheets as of December 31, 1996 and 1995          F-2

  For the years ended December 31, 1996, 1995 and 1994:

     Consolidated Statements of  Operations                             F-3

     Consolidated Statements of Partners' Equity                        F-4

     Consolidated Statements of Cash Flows                              F-5

  Notes to Consolidated Financial Statements                         F-6 - F-9

Schedule

  III - Real Estate and Accumulated Depreciation                    F-10 - F-13











     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners III, Ltd.

We have audited the consolidated balance sheets of PS Partners III, Ltd. as of December 31, 1996 and 1995 and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners III, Ltd. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                   ERNST & YOUNG LLP

Los Angeles, CA
March 18, 1997


                              PS PARTNERS III, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                                              1996                 1995
                                                                                 ------------------------------------------
                                     ASSETS

Cash and cash equivalents                                                                   $ 529,000            $ 455,000

Rent and other receivables                                                                    123,000               99,000

Real estate facilities, at cost:
     Land                                                                                  15,392,000           15,392,000
     Buildings and equipment                                                               75,323,000           74,095,000
                                                                                 ------------------------------------------
                                                                                           90,715,000           89,487,000

     Less accumulated depreciation                                                        (35,783,000)         (32,242,000)
                                                                                 ------------------------------------------
                                                                                           54,932,000           57,245,000

Other assets                                                                                  275,000              179,000
                                                                                 ------------------------------------------

                                                                                         $ 55,859,000         $ 57,978,000
                                                                                 ==========================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $ 894,000            $ 933,000

Advance payments from renters                                                                 511,000              515,000

Minority interest in general partnerships                                                  28,297,000           28,183,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
          units authorized, issued and outstanding                                         25,812,000           27,980,000
     General partners' equity                                                                 345,000              367,000
                                                                                 ------------------------------------------

               Total partners' equity                                                      26,157,000           28,347,000
                                                                                 ------------------------------------------

                                                                                         $ 55,859,000         $ 57,978,000
                                                                                 ==========================================




                             See accompanying notes.
                                       F-2


                              PS PARTNERS III, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995, and 1994




                                                                           1996                1995               1994
                                                                 ----------------------------------------------------------

REVENUE:

Rental income                                                          $ 15,841,000        $ 15,268,000        $ 14,826,000
Interest income                                                              23,000              95,000              82,000
                                                                 ----------------------------------------------------------

                                                                         15,864,000          15,363,000          14,908,000
                                                                 ----------------------------------------------------------
COSTS AND EXPENSES:

Cost of operations                                                        5,328,000           5,010,000           4,861,000
Management fees                                                             941,000             907,000             880,000
Depreciation and amortization                                             3,541,000           3,358,000           3,181,000
Administrative                                                              139,000             139,000             138,000
Environmental costs                                                               -              90,000                   -
                                                                 ----------------------------------------------------------
                                                                          9,949,000           9,504,000           9,060,000
                                                                 ----------------------------------------------------------

Income before minority interest                                           5,915,000           5,859,000           5,848,000

Minority interest in income                                              (3,106,000)         (3,110,000)         (3,060,000)
                                                                 ----------------------------------------------------------

NET INCOME                                                              $ 2,809,000         $ 2,749,000         $ 2,788,000
                                                                 ==========================================================

Limited partners' share of net income
     ($17.86, $15.85, and $18.16 per unit in
     1996, 1995, and 1994, respectively)                                $ 2,286,000         $ 2,029,000         $ 2,325,000
General partners' share of net income                                       523,000             720,000             463,000
                                                                 ==========================================================
                                                                        $ 2,809,000         $ 2,749,000         $ 2,788,000
                                                                 ==========================================================





                             See accompanying notes.
                                       F-3


                              PS PARTNERS III, LTD.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1996, 1995, and 1994




                                                                           Limited            General
                                                                          Partners            Partners            Total
                                                                 ----------------------------------------------------------

Balances at December 31, 1993                                          $ 33,779,000           $ 426,000       $ 34,205,000

Net income                                                                2,325,000             463,000          2,788,000

Distributions                                                            (3,917,000)           (479,000)        (4,396,000)
                                                                 ----------------------------------------------------------

Balances at December 31, 1994                                            32,187,000             410,000         32,597,000

Net income                                                                2,029,000             720,000          2,749,000

Distributions                                                            (6,236,000)           (763,000)        (6,999,000)
                                                                 ----------------------------------------------------------

Balances at December 31, 1995                                            27,980,000             367,000         28,347,000

Net income                                                                2,286,000             523,000          2,809,000

Distributions                                                            (4,454,000)           (545,000)        (4,999,000)
                                                                 ----------------------------------------------------------

Balances at December 31, 1996                                          $ 25,812,000           $ 345,000       $ 26,157,000
                                                                 ==========================================================



                             See accompanying notes.

                              PS PARTNERS III, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994




                                                                           1996                1995               1994
                                                                 ----------------------------------------------------------

Cash flows from operating activities:

     Net income                                                         $ 2,809,000         $ 2,749,000        $ 2,788,000

     Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                   3,541,000           3,358,000          3,181,000
          Increase in rent and other receivables                            (24,000)            (40,000)           (40,000)
          Increase in other assets                                          (96,000)             (8,000)            (1,000)
          (Decrease) increase in accounts payable                           (39,000)            171,000            (22,000)
          Decrease in advance payments from renters                          (4,000)            (52,000)           (67,000)
          Minority interest in income                                     3,106,000           3,110,000          3,060,000
                                                                 ----------------------------------------------------------

               Total adjustments                                          6,484,000           6,539,000          6,111,000
                                                                 ----------------------------------------------------------

                Net cash provided by operating activities                 9,293,000           9,288,000          8,899,000
                                                                 ----------------------------------------------------------

Cash flows from investing activities:

          Additions to real estate facilities                            (1,228,000)           (948,000)          (610,000)
                                                                 ----------------------------------------------------------

                Net cash used in investing activities                    (1,228,000)           (948,000)          (610,000)
                                                                 ----------------------------------------------------------

Cash flows from financing activities:

          Distributions to holder of minority interest                   (2,992,000)         (3,017,000)        (2,928,000)
          Distributions to partners                                      (4,999,000)         (6,999,000)        (4,396,000)
                                                                 ----------------------------------------------------------

                Net cash used in financing activities                    (7,991,000)        (10,016,000)        (7,324,000)
                                                                 ----------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         74,000          (1,676,000)           965,000

Cash and cash equivalents at the beginning of the year                      455,000           2,131,000          1,166,000
                                                                 ----------------------------------------------------------

Cash and cash equivalents at the end of the year                          $ 529,000           $ 455,000        $ 2,131,000
                                                                 ==========================================================


                             See accompanying notes.
                                       F-5

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


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

          In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

          The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in an existing business park facility which offers industrial and office space for lease.

          The Partnership has ownership interests in 41 properties, which exclude a property transferred to American Office Park Properties, L.P. ("AOPPLP") in January 1997 (see Note 5). 34 of the properties are owned jointly through 23 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 49% to 89%.

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

          Depreciation and amortization allocated to PSI were $249,000, $160,000, and $130,000 in 1996, 1995, and 1994, respectively. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest in income and has no effect on the reported depreciation and amortization expense.

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

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)

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

     Real Estate Facilities
     ----------------------
          The Partnership depreciates buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

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

     Cash Distributions
     ------------------
          The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $34.80, $48.72, and $30.60 for 1996, 1995, and 1994, respectively.

     Cash and Cash Equivalents
     -------------------------
          For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Environmental Cost
     ------------------
          Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $43,000 for known environmental remediation requirements which the Partnership has accrued and

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)

     Environmental Cost (continued)
     ------------------------------
     expensed in 1995.  During 1996 and 1995, the  Partnership  paid $2,000 and $47,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Use of Estimates
     ----------------
          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   General Partners' Equity
     --------------------------
          The General Partners have a 1% interest in the Partnership. In addition, the General Partners have a 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds.

          Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, the General Partners have a 15% interest in remaining proceeds.

3.   Related Party Transactions
     --------------------------
          The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial property was operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facility's monthly gross revenue (as defined).

          PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG, now known as American Office Park Properties, Inc., issued additional voting common stock to two other unaffiliated investors. See
     Note 5.

4.   Taxes Based on Income
     ----------------------
          Taxes  based  on  income  are  the  responsibility  of the  individual
     partners  and,  accordingly,   the  Partnership's   consolidated  financial
     statements do not reflect a provision for such taxes.

          Taxable net income was  $2,358,000,  $3,149,000 and $2,415,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


5.   Subsequent Event
     ----------------
          In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business park to AOPPLP in exchange for a 4.3% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                              PS PARTNERS III, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                               Costs
                                                                 Initial Cost                subsequent
                                                      -----------------------------------  to acquisition  -
  Date                                                                     Building &        Building &
Acquired         Description           Encumbrances         Land          Improvement       Improvements
-------------------------------------------------------------------------------------------------------------
Mini-warehouses
6/84      Delran                                  -        $ 279,000       $ 1,472,000        $ 221,000

5/84      Garland                                 -          356,000           844,000          133,000

6/84      Orange Blossom                          -          226,000           924,000          166,000

6/84      Safe Place (Cincinnati)                 -          402,000         1,573,000          401,000

6/84      Safe Place (Florence)                   -          185,000           740,000          302,000

8/84      Medley                                  -          584,000         1,016,000          255,000

8/84      Oklahoma City                           -          340,000         1,310,000          333,000

8/84      Newport News                            -          356,000         2,395,000          423,000

8/84      Kaplan (Irving)                         -          677,000         1,592,000          315,000

8/84      Kaplan (Walnut Hill)                    -          971,000         2,359,000          463,000

9/84      Cockrell Hill                           -          380,000           913,000          957,000

11/84     Omaha                                   -          109,000           806,000          357,000

11/84     Manchester                              -          164,000         1,643,000          189,000

                              PS PARTNERS III, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                            Gross Carrying Amount
                                                             At December 31, 1996
                                     --------------------------------------------------------------------
  Date                                                   Building &                        Accumulated
Acquired         Description               Land         Improvements        Total         Depreciation
----------------------------------------------------------------------------------------------------------
Mini-warehouses
6/84      Delran                           $ 279,000     $ 1,693,000     $ 1,972,000         $ 840,000

5/84      Garland                            356,000         977,000       1,333,000           486,000

6/84      Orange Blossom                     226,000       1,090,000       1,316,000           543,000

6/84      Safe Place (Cincinnati)            402,000       1,974,000       2,376,000           939,000

6/84      Safe Place (Florence)              185,000       1,042,000       1,227,000           490,000

8/84      Medley                             584,000       1,271,000       1,855,000           628,000

8/84      Oklahoma City                      340,000       1,643,000       1,983,000           805,000

8/84      Newport News                       356,000       2,818,000       3,174,000         1,370,000

8/84      Kaplan (Irving)                    677,000       1,907,000       2,584,000           925,000

8/84      Kaplan (Walnut Hill)               971,000       2,822,000       3,793,000         1,372,000

9/84      Cockrell Hill                      380,000       1,870,000       2,250,000           878,000

11/84     Omaha                              109,000       1,163,000       1,272,000           572,000

11/84     Manchester                         164,000       1,832,000       1,996,000           878,000

                              PS PARTNERS III, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                               Costs
                                                                 Initial Cost                subsequent
                                                      -----------------------------------  to acquisition  -
  Date                                                                     Building &        Building &
Acquired         Description           Encumbrances         Land          Improvement       Improvements
-------------------------------------------------------------------------------------------------------------
Mini-warehouses
12/84     Austin (Ben White)                      -        $ 325,000         $ 474,000        $ 177,000

12/84     Austin (Lamar)                          -          643,000           947,000          280,000

12/84     Pompano                                 -          399,000         1,386,000          420,000

12/84     Fort Worth                              -          122,000           928,000           (8,000)

11/84     Hialeah                                 -          886,000         1,784,000          181,000

12/84     Montgomeryville                         -          215,000         2,085,000          232,000

1/85      Bossier City                            -          184,000         1,542,000          243,000

2/85      Simi Valley                             -          737,000         1,389,000          239,000

3/85      Chattanooga                             -          202,000         1,573,000          269,000

2/85      Hurst                                   -          231,000         1,220,000          156,000

3/85      Portland                                -          285,000           941,000          178,000

5/85      Longwood                                -          355,000         1,645,000          195,000

3/85      Fern Park                               -          144,000         1,107,000          160,000

3/85      Fairfield                               -          338,000         1,187,000          323,000

4/85      Laguna Hills                            -        1,224,000         3,303,000          300,000

7/85      Columbus (Morse Rd.)                    -          195,000         1,510,000          144,000

                              PS PARTNERS III, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                            Gross Carrying Amount
                                                             At December 31, 1996
                                     --------------------------------------------------------------------
  Date                                                   Building &                        Accumulated
Acquired         Description               Land         Improvements        Total         Depreciation
----------------------------------------------------------------------------------------------------------
Mini-warehouses
12/84     Austin (Ben White)              $ 325,000       $ 651,000       $ 976,000         $ 311,000

12/84     Austin (Lamar)                    643,000       1,227,000       1,870,000           587,000

12/84     Pompano                           399,000       1,806,000       2,205,000           845,000

12/84     Fort Worth                        122,000         920,000       1,042,000           426,000

11/84     Hialeah                           886,000       1,965,000       2,851,000           945,000

12/84     Montgomeryville                   215,000       2,317,000       2,532,000         1,105,000

1/85      Bossier City                      184,000       1,785,000       1,969,000           854,000

2/85      Simi Valley                       737,000       1,628,000       2,365,000           754,000

3/85      Chattanooga                       202,000       1,842,000       2,044,000           851,000

2/85      Hurst                             231,000       1,376,000       1,607,000           646,000

3/85      Portland                          285,000       1,119,000       1,404,000           539,000

5/85      Longwood                          355,000       1,840,000       2,195,000           857,000

3/85      Fern Park                         144,000       1,267,000       1,411,000           590,000

3/85      Fairfield                         338,000       1,510,000       1,848,000           692,000

4/85      Laguna Hills                    1,224,000       3,603,000       4,827,000         1,681,000

7/85      Columbus (Morse Rd.)              195,000       1,654,000       1,849,000           765,000


                              PS PARTNERS III, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                               Costs
                                                                 Initial Cost                subsequent
                                                      -----------------------------------  to acquisition
  Date                                                                     Building &        Building &
Acquired         Description           Encumbrances         Land          Improvement       Improvements
-------------------------------------------------------------------------------------------------------------
Mini-warehouses
7/85      Columbus (Kenney Rd.)                   -        $ 199,000       $ 1,531,000        $ 176,000

5/85      Columbus (Busch Blvd.)                  -          202,000         1,559,000          187,000

5/85      Columbus (Kinnear Rd.)                  -          241,000         1,865,000          170,000

6/85      Grove City/ Marlane Drive               -          150,000         1,157,000          188,000

6/85      Reynoldsburg                            -          204,000         1,568,000          171,000

5/85      Worthington                             -          221,000         1,824,000          188,000

7/85      Westerville                             -          199,000         1,517,000          236,000

5/85      Arlington                               -          201,000         1,497,000          205,000

7/85      Springfield                             -           90,000           699,000          135,000

7/85      Dayton (Needmore Road)                  -          144,000         1,108,000          242,000

7/85      Dayton (Executive Blvd.)                -          160,000         1,207,000          251,000

7/85      Lilburn                                 -          331,000           969,000          135,000

   Business parks

3/85      Pacific Scene                           -        1,536,000         5,689,000        2,237,000
                                     ---------------------------------------------------------------------------
                                                  -     $ 15,392,000      $ 62,798,000     $ 12,525,000
                                     ===========================================================================

                              PS PARTNERS III, LTD
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                            Gross Carrying Amount
                                                             At December 31, 1996
                                     --------------------------------------------------------------------
  Date                                                   Building &                        Accumulated
Acquired         Description               Land         Improvements        Total         Depreciation
----------------------------------------------------------------------------------------------------------
Mini-warehouses
7/85      Columbus (Kenney Rd.)            $ 199,000     $ 1,707,000     $ 1,906,000         $ 773,000

5/85      Columbus (Busch Blvd.)             202,000       1,746,000       1,948,000           804,000

5/85      Columbus (Kinnear Rd.)             241,000       2,035,000       2,276,000           938,000

6/85      Grove City/ Marlane Drive          150,000       1,345,000       1,495,000           599,000

6/85      Reynoldsburg                       204,000       1,739,000       1,943,000           809,000

5/85      Worthington                        221,000       2,012,000       2,233,000           916,000

7/85      Westerville                        199,000       1,753,000       1,952,000           779,000

5/85      Arlington                          201,000       1,702,000       1,903,000           770,000

7/85      Springfield                         90,000         834,000         924,000           380,000

7/85      Dayton (Needmore Road)             144,000       1,350,000       1,494,000           622,000

7/85      Dayton (Executive Blvd.)           160,000       1,458,000       1,618,000           659,000

7/85      Lilburn                            331,000       1,104,000       1,435,000           497,000

   Business parks

3/85      Pacific Scene                    1,536,000       7,926,000       9,462,000         4,063,000
                                     ---------------------------------------------------------------------
                                        $ 15,392,000    $ 75,323,000    $ 90,715,000      $ 35,783,000
                                     =====================================================================

                              PS PARTNERS III, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                  For the years ended December 31,
                                                                           ------------------------------------------------

                                                                                1996             1995            1994
                                                                           ------------------------------------------------

Balance at the beginning of the period                                       $ 89,487,000    $ 88,539,000     $ 87,929,000

Additions during the period:

  Improvements, etc.                                                            1,228,000         948,000          610,000

Deductions during the period                                                            -               -                -

                                                                           ------------------------------------------------

Balance at the end of the period                                             $ 90,715,000    $ 89,487,000     $ 88,539,000
                                                                           ================================================



                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                  For the years ended December 31,
                                                                           ------------------------------------------------

                                                                                1996             1995            1994
                                                                           ------------------------------------------------

Balance at the beginning of the period                                       $ 32,242,000    $ 28,884,000     $ 25,703,000

Additions during the period:

  Depreciation                                                                  3,541,000       3,358,000        3,181,000

Deductions during the period                                                            -               -                -

                                                                           ------------------------------------------------

Balance at the end of the period                                             $ 35,783,000    $ 32,242,000     $ 28,884,000
                                                                           ================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $90,216,000 at December 31, 1996.