Form 10-Q
period 1997-03-31
PS PARTNERS III LTD
filed 1997-05-15
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ----------------   ----------------

Commission File Number 0-13479
                       -------


                              PS PARTNERS III, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                           95-3920904
--------------------------------------------         ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)



      701 Western Avenue
     Glendale, California                                     91201-2394
--------------------------------------------         ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at March 31, 1997
          and December 31, 1996                                            2

     Condensed consolidated statements of income for the three
          months ended March 31, 1997 and 1996                             3

     Condensed consolidated statements of cash flows for the three
          months ended March 31, 1997 and 1996                             4-5

     Notes to condensed consolidated financial statements                  6

     Management's discussion and analysis of financial condition
          and results of operations                                        7-8

PART II.  OTHER INFORMATION

     (Items 1 through 4 are not applicable)

     Item 5 - Other Information                                            9

     Item 6 - Exhibits and Reports on Form 8-K                             9



                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                          March 31,        December 31,
                                                                                             1997              1996
                                                                                      ------------------------------------
                                                                                         (Unaudited)
                                          ASSETS

      Cash and cash equivalents                                                            $    532,000       $    529,000

      Rent and other receivables                                                                 89,000            123,000

      Real estate facilities, at cost:
         Land                                                                                13,857,000         15,392,000
         Buildings and equipment                                                             67,800,000         75,323,000
                                                                                      ------------------------------------
                                                                                             81,657,000         90,715,000

         Less accumulated depreciation                                                      (32,534,000)       (35,783,000)
                                                                                      ------------------------------------
                                                                                             49,123,000         54,932,000

      Investment in real estate entity                                                        5,483,000                  -

      Other assets                                                                              163,000            275,000
                                                                                      ------------------------------------

                                                                                           $ 55,390,000       $ 55,859,000
                                                                                      ====================================


                             LIABILITIES AND PARTNERS' EQUITY


      Accounts payable                                                                     $    574,000       $    894,000

      Advance payments from renters                                                             527,000            511,000

      Minority interest in general partnerships                                              28,369,000         28,297,000

      Partners' equity:
         Limited partners' equity, $500 per unit, 128,000
            units authorized, issued and outstanding                                         25,577,000         25,812,000
         General partner's equity                                                               343,000            345,000
                                                                                      ------------------------------------

      Total partners' equity                                                                 25,920,000         26,157,000
                                                                                      ------------------------------------

                                                                                           $ 55,390,000       $ 55,859,000
                                                                                      ====================================

                            See accompanying notes.
                                       2



                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                        ------------------------------------
                                                                                               1997              1996
                                                                                        ------------------------------------

         REVENUE:
         Rental income                                                                         $3,706,000         $3,887,000
         Equity in income of real estate entity                                                    73,000                  -
         Interest income                                                                            6,000              5,000
                                                                                        ------------------------------------
                                                                                                3,785,000          3,892,000
                                                                                        ------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                                                     1,307,000          1,310,000
         Management fees                                                                          222,000            231,000
         Depreciation and amortization                                                            814,000            872,000
         Administrative                                                                            21,000             19,000
                                                                                        ------------------------------------
                                                                                                2,364,000          2,432,000
                                                                                        ------------------------------------

         Income before minority interest                                                        1,421,000          1,460,000

         Minority interest in income                                                             (658,000)          (771,000)
                                                                                        ------------------------------------

         NET INCOME                                                                            $  763,000         $  689,000
                                                                                        ====================================

         Limited partners' share of net income
            ($5.13 per unit in 1997 and $4.17
            per unit in 1996)                                                                  $  656,000         $  534,000
         General partner's share of net income                                                    107,000            155,000
                                                                                        ====================================
                                                                                               $  763,000         $  689,000
                                                                                        ====================================

                            See accompanying notes.
                                       3



                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                    ---------------------------------------
                                                                                           1997                1996
                                                                                    ---------------------------------------

          Cash flows from operating activities:
             Net income                                                                      $ 763,000           $ 689,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                                 814,000             872,000
                 Decrease in rent and other receivables                                         34,000              24,000
                 Decrease (increase) in other assets                                           112,000              (3,000)
                 Decrease in accounts payable                                                 (320,000)           (186,000)
                 Increase in advance payments from renters                                      16,000              41,000
                 Equity income in real estate entity                                           (73,000)                  -
                 Minority interest in income                                                   658,000             771,000
                                                                                    ---------------------------------------

                   Total adjustments                                                         1,241,000           1,519,000
                                                                                    ---------------------------------------

                   Net cash provided by operating activities                                 2,004,000           2,208,000
                                                                                    ---------------------------------------

          Cash flows used in investing activities:

             Investment in real estate entity                                                  (11,000)                  -
             Additions to real estate facilities                                              (404,000)            (54,000)
                                                                                    ---------------------------------------

                   Net cash used in investing activities                                      (415,000)            (54,000)
                                                                                    ---------------------------------------

          Cash flows used in financing activities:

             Distributions to holder of minority interest                                     (586,000)           (739,000)
             Distributions to partners                                                      (1,000,000)         (1,500,000)
                                                                                    ---------------------------------------

                   Net cash used in financing activities                                    (1,586,000)         (2,239,000)
                                                                                    ---------------------------------------

          Net increase (decrease) in cash and cash equivalents                                   3,000             (85,000)

          Cash and cash equivalents at the beginning of the period                             529,000             455,000
                                                                                    ---------------------------------------

          Cash and cash equivalents at the end of the period                                 $ 532,000           $ 370,000
                                                                                    =======================================

                            See accompanying notes.
                                       4



                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          1997              1996
                                                                                    ------------------------------------


       Supplemental schedule of noncash investing and financing activities:

          Investment in real estate entity                                               $ (5,399,000)              $ -

          Transfer of real estate facilities for interest in real estate entity             5,399,000                 -



                            See accompanying notes.
                                       5

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its commercial property, which was owned jointly by the Partnership and PSI, for 285,000 limited partnership units, which represented approximately 4.3% of the initial capitalization of the partnership underlying AOPP.

     The number of limited partnership units received by the Partnership was based on the relative fair market value of the Partnership's commercial property exchanged compared to the aggregate of all other real estate assets exchanged for limited partnership units in the underlying partnership. The Partnership's limited partnership units, pursuant to the terms and conditions of the governing documents, are convertible into shares of common stock of AOPP.

     The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three months ended March 31, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its property exchanged for limited
     partnership  units.  The  investment  is  subsequently   adjusted  for  the
     Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income for the three months ended March 31, 1997 was $763,000 compared to $689,000 for the three months ended March 31, 1996, representing an increase of $74,000, or 11%. Excluding the 1996 operations for the Partnership's business park facilities, the increase is primarily due to a decrease in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,706,000 compared to $3,626,000 for the three months ended March 31, 1997 and 1996, respectively, representing an increase of $80,000, or 2%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.57 compared to $.55 for the three months ended March 31, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 90% to 89% for the three months ended March 31, 1996 and 1997, respectively. Cost of operations (including management fees) increased $84,000, or 6%, to $1,529,000 from $1,445,000 for the three months ended March 31, 1997 and 1996, respectively. The increase was primarily attributable to increases in advertising and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $4,000 from $2,181,000 to $2,177,000 for the three months ended March 31, 1996 and 1997, respectively.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectivley referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its commercial property, which was owned jointly by the Partnership and PSI, for 285,000 limited partnership units, which represented approximately 4.3% of the initial capitalization of the partnership underlying AOPP.

     The Partnership accounts for its investment in the New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended March 31, 1997 compared to the operation of the exchanged business park facility for the three months ended March 31, 1996:


                                                            Three Months Ended March 31,
                                                        ------------------------------------
                                                            1997                  1996
                                                        ------------------ -----------------
     Equity in earnings of real estate entity               $  73,000             $       -
     Rental income                                                  -               261,000
     Cost of operations                                             -                96,000
                                                         ----------------      -------------
     Net operating income                                      73,000               165,000
     Depreciation                                                   -               103,000
                                                         ----------------      -------------
                                                            $  73,000             $  62,000
                                                         ================      =============


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $45,000 from $769,000 to $814,000 for the three months ended March 31, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

     Minority interest in income was $658,000 in 1997 compared to $771,000 in 1996, representing a decrease of $113,000, or 15%. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $122,000 for the three months ended March 31, 1997 compared to $42,000 for the same period in 1996, combined with a decrease in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,004,000 for the three months ended March 31, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,599,000 of capital improvements (of which $559,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to a program, which the Partnership's property manager commenced during 1995, to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. Total capital improvements were $404,000 for the three months ended March 31, 1997 of which $305,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $891,000 ($6.96 per unit) and $109,000, respectively, during the first three months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         -----------------

     In January 1997, PSI completed a cash tender offer, which had commenced in December 1996, pursuant to which PSI acquired a total of 12,881 additional limited partnership units at $425 per Unit.

Item 6   Exhibits and Reports on Form 8-K

         (a)      The following Exhibits are included herein:

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

          The Partnership filed a Current Report on Form 8-K dated January 21, 1997 (filed January 30, 1997), pursuant to Item 1, which stated that as a result of PSI's cash tender offer to purchase limited partnership units in the Partnership ("Units") which was completed on January 21, 1997, as of January 21, 1997 PSI beneficially owned 76,797 Units, representing 60.0% of the Units, and is in a position to control all voting decisions with respect to the Partnership.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             DATED:           May 13, 1997
                              PS PARTNERS III, LTD.
             BY:              Public Storage, Inc.
                              General Partner

             BY:              /s/ John Reyes
                              ----------------------------------------
                              Senior Vice President and Chief Financial
                                Officer of Public Storage, Inc.
                                (principal financial and accounting officer)