Form 10-Q
period 1997-06-30
PS PARTNERS III LTD
filed 1997-08-13
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                               ----------------    ---------------

Commission File Number 0-13479
                       -------


                              PS PARTNERS III, LTD.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


               California                                      95-3920904
--------------------------------------------            -----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                91201-2394
--------------------------------------------            -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at June 30, 1997
          and December 31, 1996                                            2

     Condensed consolidated statements of income for the three
          and six months ended June 30, 1997 and 1996                      3

     Condensed consolidated statements of cash flows for the
          six months ended June 30, 1997 and 1996                          4-5

     Notes to condensed consolidated financial statements                  6-7

     Management's discussion and analysis of financial condition
          and results of operations                                        8-11

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                             12

                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                              June 30,        December 31,
                                                                                                1997              1996
                                                                                         ------------------------------------
                                                                                            (Unaudited)
                                     ASSETS


      Cash and cash equivalents                                                               $ 811,000          $ 529,000

      Rent and other receivables                                                                124,000            123,000

      Real estate facilities, at cost:
         Land                                                                                13,857,000         15,392,000
         Buildings and equipment                                                             68,035,000         75,323,000
                                                                                         ------------------------------------
                                                                                             81,892,000         90,715,000

         Less accumulated depreciation                                                      (33,363,000)       (35,783,000)
                                                                                         ------------------------------------
                                                                                             48,529,000         54,932,000

      Investment in real estate entity                                                        5,587,000                  -

      Other assets                                                                              145,000            275,000
                                                                                         ------------------------------------

                                                                                           $ 55,196,000       $ 55,859,000
                                                                                         ====================================


                        LIABILITIES AND PARTNERS' EQUITY


      Accounts payable                                                                        $ 545,000          $ 894,000

      Advance payments from renters                                                             504,000            511,000

      Minority interest in general partnerships                                              28,342,000         28,297,000

      Partners' equity:
         Limited partners' equity, $500 per unit, 128,000
            units authorized, issued and outstanding                                         25,463,000         25,812,000
         General partner's equity                                                               342,000            345,000
                                                                                         ------------------------------------

      Total partners' equity                                                                 25,805,000         26,157,000
                                                                                         ------------------------------------

                                                                                           $ 55,196,000       $ 55,859,000
                                                                                         ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                            ---------------------------------------------------------------------
                                                                   1997             1996             1997              1996
                                                            ---------------------------------------------------------------------

         REVENUE:

         Rental income                                          $ 3,831,000      $ 3,961,000      $ 7,537,000       $ 7,848,000
         Equity in income of real estate entity                     104,000                -          177,000                 -
         Interest income                                              9,000            5,000           15,000            10,000
                                                            ---------------------------------------------------------------------
                                                                  3,944,000        3,966,000        7,729,000         7,858,000
                                                            ---------------------------------------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                       1,231,000        1,244,000        2,538,000         2,554,000
         Management fees                                            230,000          235,000          452,000           466,000
         Depreciation and amortization                              829,000          877,000        1,643,000         1,749,000
         Administrative                                              57,000           60,000           78,000            79,000
                                                            ---------------------------------------------------------------------
                                                                  2,347,000        2,416,000        4,711,000         4,848,000
                                                            ---------------------------------------------------------------------

         Income before minority interest                          1,597,000        1,550,000        3,018,000         3,010,000

         Minority interest in income                               (711,000)        (823,000)      (1,369,000)       (1,594,000)
                                                            ---------------------------------------------------------------------

         NET INCOME                                               $ 886,000        $ 727,000      $ 1,649,000       $ 1,416,000
                                                            =====================================================================

         Limited partners' share of net income
            ($11.21 per unit in 1997 and $8.63
            per unit in 1996)                                                                     $ 1,435,000       $ 1,105,000
         General partner's share of net income                                                        214,000           311,000
                                                                                              -----------------------------------

                                                                                                  $ 1,649,000       $ 1,416,000
                                                                                              ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                       ---------------------------------------
                                                                                              1997                1996
                                                                                       ---------------------------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                                                    $ 1,649,000         $ 1,416,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                               1,643,000           1,749,000
                 Increase in rent and other receivables                                         (1,000)            (39,000)
                 Decrease (increase) in other assets                                           130,000             (33,000)
                 Decrease in accounts payable                                                 (349,000)           (143,000)
                 (Decrease) increase in advance payments from renters                           (7,000)             24,000
                 Equity income in real estate entity                                          (177,000)                  -
                 Minority interest in income                                                 1,369,000           1,594,000
                                                                                       ---------------------------------------

                   Total adjustments                                                         2,608,000           3,152,000
                                                                                       ---------------------------------------

                   Net cash provided by operating activities                                 4,257,000           4,568,000
                                                                                       ---------------------------------------

          CASH FLOWS USED IN INVESTING ACTIVITIES:

             Investment in real estate entity                                                  (11,000)                  -
             Additions to real estate facilities                                              (639,000)           (234,000)
                                                                                       ---------------------------------------

                   Net cash used in investing activities                                      (650,000)           (234,000)
                                                                                       ---------------------------------------

          CASH FLOWS USED IN FINANCING ACTIVITIES:

             Distributions to holder of minority interest                                   (1,324,000)         (1,469,000)
             Distributions to partners                                                      (2,001,000)         (2,999,000)
                                                                                       ---------------------------------------

                   Net cash used in financing activities                                    (3,325,000)         (4,468,000)
                                                                                       ---------------------------------------

          Net increase (decrease) in cash and cash equivalents                                 282,000            (134,000)

          Cash and cash equivalents at the beginning of the period                             529,000             455,000
                                                                                       ---------------------------------------

          Cash and cash equivalents at the end of the period                                 $ 811,000           $ 321,000
                                                                                       =======================================

                            See accompanying notes.
                                       4

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                                Six Months Ended
                                                                                                    June 30,
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

                            See accompanying notes.
                                       5

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and six months ended June 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its property exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the three months ended June 30, 1997 was $886,000 compared to $727,000 for the three months ended June 30, 1996, representing an increase of $159,000, or 22%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily due to a decrease in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,831,000 compared to $3,716,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $115,000, or 3%. The increase in rental income was primarily attributable to increased rental rates, offset partially by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 compared to $.55 for the three months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 92% to 90% for the three months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $92,000, or 7%, to $1,461,000 from $1,369,000 for the three months ended June 30, 1997 and 1996, respectively. The increase was primarily attributable to increases in advertising, payroll, repairs and maintenance, and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $23,000 from $2,347,000 to $2,370,000 for the three months ended June 30, 1996 and 1997, respectively.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended June 30,

1997 compared to the operation of the exchanged business park facility for the three months ended June 30, 1996:

                                                  Three Months Ended June 30,
                                                -------------------------------
                                                     1997             1996
                                                ---------------  --------------
Equity in earnings of real estate entity         $  104,000       $         -
Rental income                                             -           245,000
Cost of operations                                        -           110,000
                                                ---------------  ---------------
Net operating income                                104,000           135,000
Depreciation                                              -           101,000
                                                ---------------  ---------------
                                                 $  104,000       $    34,000
                                                ===============  ===============


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $53,000 from $776,000 to $829,000 for the three months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income decreased $112,000, or 14%, to $711,000 from $823,000 for the three months ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $138,000 for the three months ended June 30, 1997 compared to $43,000 for the same period in 1996, combined with a decrease in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $1,649,000 compared to $1,416,000 for the six months ended June 30, 1996, representing an increase of $233,000, or 16%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily due to a decrease in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $7,537,000 compared to $7,342,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $195,000, or 3%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 compared to $.55 for the six months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% to 89% for the six months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $176,000, or 6%, to $2,990,000 from $2,814,000 for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily attributable to increases in advertising, repairs and maintenance, property tax, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $19,000 from $4,528,000 to $4,547,000 for the six months ended June 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the six months ended June 30, 1997 compared to the operation of the exchanged business park facility for the six months ended June 30, 1996:


                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                       1997            1996
                                                  -------------   -------------
 Equity in earnings of real estate entity          $  177,000      $         -
 Rental income                                              -          506,000
 Cost of operations                                         -          206,000
                                                  -------------   -------------
 Net operating income                                 177,000          300,000
 Depreciation                                               -          204,000
                                                  -------------   -------------
                                                   $  177,000        $  96,000
                                                  =============   =============

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $98,000 from $1,545,000 to $1,643,000 for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $1,369,000 in 1997 compared to $1,594,000 in 1996, representing a decrease of $225,000, or 14%. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $260,000 for the six months ended June 30, 1997 compared to $85,000 for the same period in 1996, combined with a decrease in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,257,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,599,000 of capital improvements (of which $559,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to a program, which the Partnership's property manager commenced during 1995, to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $639,000 for the six months ended June 30, 1997 of which $482,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,783,000 ($13.92 per unit) and $218,000, respectively, during the first six months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                   DATED:           August 13, 1997
                                    PS PARTNERS III, LTD.
                   BY:              Public Storage, Inc.
                                    General Partner

                   BY:              /s/ John Reyes
                                    --------------

                                    Senior Vice President and Chief Financial
                                      Officer of Public Storage, Inc.
                                      (principal financial and accounting
                                      officer)