Form 10-Q
period 1997-09-30
PS PARTNERS III LTD
filed 1997-11-13
CIK 741513

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                               ------  -------


Commission File Number 0-13479
                       -------

                                PS PARTNERS III, LTD.
             (Exact name of registrant as specified in its charter)
             -------------------------------------------------------


    California                                            95-3920904
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


   701 Western Avenue
   Glendale, California                                          91201-2394
----------------------------------------                ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at September 30, 1997
               and December 31, 1996                                       2

         Condensed consolidated statements of income for the three
              and nine months ended September 30, 1997 and 1996            3

         Condensed consolidated statements of cash flows for the
              nine months ended September 30, 1997 and 1996              4-5

         Notes to condensed consolidated financial statements            6-7

         Management's discussion and analysis of financial condition
              and results of operations                                 8-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                        12

                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  September 30,      December 31,
                                                                                       1997              1996
                                                                                ------------------------------------
                                                                                   (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                             $ 1,176,000          $ 529,000

Rent and other receivables                                                                124,000            123,000

Real estate facilities, at cost:
   Land                                                                                13,857,000         15,392,000
   Buildings and equipment                                                             68,529,000         75,323,000
                                                                                ------------------------------------
                                                                                       82,386,000         90,715,000

   Less accumulated depreciation                                                      (34,201,000)       (35,783,000)
                                                                                ------------------------------------
                                                                                       48,185,000         54,932,000

Investment in real estate entity                                                        5,677,000                  -

Other assets                                                                              143,000            275,000
                                                                                ------------------------------------

                                                                                     $ 55,305,000       $ 55,859,000
                                                                                ====================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                        $ 797,000          $ 894,000

Advance payments from renters                                                             466,000            511,000

Minority interest in general partnerships                                              28,305,000         28,297,000

Partners' equity:
   Limited partners' equity, $500 per unit, 128,000
      units authorized, issued and outstanding                                         25,396,000         25,812,000
   General partner's equity                                                               341,000            345,000
                                                                                ------------------------------------

Total partners' equity                                                                 25,737,000         26,157,000
                                                                                ------------------------------------

                                                                                     $ 55,305,000       $ 55,859,000
                                                                                ====================================

                             See accompanying notes.

                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                   ---------------------------------------------------------------------
                                                         1997             1996             1997              1996
                                                   ---------------------------------------------------------------------
REVENUE:
Rental income                                          $ 3,929,000      $ 4,028,000     $ 11,466,000      $ 11,876,000
Equity in income of real estate entity                      91,000                -          268,000                 -
Interest income                                             14,000            6,000           29,000            16,000
                                                   ---------------------------------------------------------------------
                                                         4,034,000        4,034,000       11,763,000        11,892,000
                                                   ---------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                       1,247,000        1,318,000        3,785,000         3,872,000
Management fees                                            236,000          239,000          688,000           705,000
Depreciation and amortization                              838,000          891,000        2,481,000         2,640,000
Administrative                                              41,000           40,000          119,000           119,000
                                                   ---------------------------------------------------------------------
                                                         2,362,000        2,488,000        7,073,000         7,336,000
                                                   ---------------------------------------------------------------------

Income before minority interest                          1,672,000        1,546,000        4,690,000         4,556,000

Minority interest in income                               (741,000)        (810,000)      (2,110,000)       (2,404,000)
                                                   ---------------------------------------------------------------------

NET INCOME                                               $ 931,000        $ 736,000      $ 2,580,000       $ 2,152,000
                                                   =====================================================================

Limited partners' share of net income
   ($17.63 per unit in 1997 and $13.55
   per unit in 1996)                                                                     $ 2,257,000       $ 1,735,000
General partner's share of net income                                                        323,000           417,000
                                                                                     -----------------------------------
                                                                                         $ 2,580,000       $ 2,152,000
                                                                                     ===================================

                             See accompanying notes.

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                          ---------------------------------------
                                                                                 1997                1996
                                                                          ---------------------------------------

Cash flows from operating activities:
   Net income                                                                    $ 2,580,000         $ 2,152,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                               2,481,000           2,640,000
       Increase in rent and other receivables                                         (1,000)            (56,000)
       Decrease (increase) in other assets                                           132,000             (64,000)
       Decrease in accounts payable                                                  (97,000)            (59,000)
       Decrease in advance payments from renters                                     (45,000)            (27,000)
       Equity income in real estate entity                                          (268,000)                  -
       Minority interest in income                                                 2,110,000           2,404,000
                                                                          ---------------------------------------

         Total adjustments                                                         4,312,000           4,838,000
                                                                          ---------------------------------------

         Net cash provided by operating activities                                 6,892,000           6,990,000
                                                                          ---------------------------------------

Cash flows used in investing activities:

   Investment in real estate entity                                                  (11,000)                  -
   Additions to real estate facilities                                            (1,132,000)           (757,000)
                                                                          ---------------------------------------

         Net cash used in investing activities                                    (1,143,000)           (757,000)
                                                                          ---------------------------------------

Cash flows used in financing activities:

   Distributions to holder of minority interest                                   (2,102,000)         (2,229,000)
   Distributions to partners                                                      (3,000,000)         (4,000,000)
                                                                          ---------------------------------------

         Net cash used in financing activities                                    (5,102,000)         (6,229,000)
                                                                          ---------------------------------------

Net increase in cash and cash equivalents                                            647,000               4,000

Cash and cash equivalents at the beginning of the period                             529,000             455,000
                                                                          ---------------------------------------

Cash and cash equivalents at the end of the period                               $ 1,176,000           $ 459,000
                                                                          =======================================

                             See accompanying notes.

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                      Nine Months Ended
                                                                                        September 30,
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




                             See accompanying notes.
                                        5

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)




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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                             PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


4.        (Continued)
          The general partners believe that the concentration of PSI's, the Partnership's and affiliate entities' commercial properties into a single entity will create a vehicle which should facilitate future growth in this segment of the real estate industry. PSI, the Partnership and the affiliates transferring real estate assets to the New REIT will participate in the growth through their ownership interests in the New REIT.

          The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and nine months ended September 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its property exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the three months ended September 30, 1997 was $931,000 compared to $736,000 for the three months ended September 30, 1996, representing an increase of $195,000, or 27%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily due to an increase in the Partnership's mini-warehouse operations, combined with a decrease in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $3,929,000 compared to $3,791,000 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $138,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.59 compared to $.56 for the three months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 92% for the three months ended September 30, 1997 and 1996. Cost of operations (including management fees) increased $42,000, or 3%, to $1,483,000 from $1,441,000 for the three months ended September 30, 1997 and 1996, respectively. The increase was primarily attributable to increases in advertising and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $96,000 from $2,350,000 to $2,446,000 for the three months ended September 30, 1996 and 1997, respectively.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended
September 30, 1997 compared to the operation of the exchanged business park facility for the three months ended September 30, 1996:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   1997                  1996
                                               ---------------    -------------
Equity in earnings of real estate entity       $  91,000           $         -
Rental income                                          -               237,000
Cost of operations                                     -               116,000
                                               ---------------    -------------
Net operating income                              91,000               121,000
Depreciation                                           -               102,000
                                               ---------------    -------------
                                               $  91,000             $  19,000
                                               ===============    =============


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $49,000 from $789,000 to $838,000 for the three months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income decreased $69,000, or 9%, to $741,000 from $810,000 for the three months ended September 30, 1997 and 1996, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $147,000 for the three months ended September 30, 1997 compared to $65,000 for the same period in 1996, partially offset by an increase in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $2,580,000 compared to $2,152,000 for the nine months ended September 30, 1996, representing an increase of $428,000, or 20%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily due to a decrease in minority interest in income for those properties held in joint venture with PSI, combined with an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $11,466,000 compared to $11,132,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $334,000, or 3%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 compared to $.56 for the nine months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% to 90% for the nine months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $218,000, or 5%, to $4,473,000 from $4,255,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily attributable to increases in advertising, property tax, repairs and maintenance, and management fee expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $116,000 from $6,877,000 to $6,993,000 for the nine months ended September 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the nine months ended September 30, 1997 compared to the operation of the exchanged business park facility for the nine months ended September 30, 1996:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                         1997            1996
                                                 -------------------------------
Equity in earnings of real estate entity            $  268,000     $         -
Rental income                                                -         744,000
Cost of operations                                           -         322,000
                                                 -------------------------------
Net operating income                                   268,000         422,000
Depreciation                                                 -         306,000
                                                 -------------------------------
                                                    $  268,000      $  116,000
                                                 ===============================


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $147,000 from $2,334,000 to $2,481,000 for the nine months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $2,110,000 in 1997 compared to $2,404,000 in 1996, representing a decrease of $294,000, or 12%. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $420,000 for the nine months ended September 30, 1997 compared to $150,000 for the same period in 1996.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,892,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,599,000 of capital improvements (of which $559,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to a 10 program, which the Partnership's property manager commenced during 1995, to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $1,132,000 for the nine months ended September 30, 1997 of which $806,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,673,000 ($20.88 per unit) and $327,000, respectively, during the first nine months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                              DATED:  November 13, 1997
                                      PS PARTNERS III, LTD.
                              BY:     Public Storage, Inc.
                                      General Partner

                              BY:     /s/ John Reyes
                                      -----------------------
                                      Senior Vice President and Chief Financial
                                        Officer of Public Storage, Inc.
                                        (principal financial and accounting
                                         officer)