Form 10-K
period 1997-12-31
PS PARTNERS III LTD
filed 1998-03-30
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from              to
                              --------------  ---------------

Commission File Number 0-13479
                       -------

                              PS PARTNERS III, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                                       95-3920904
-----------------------------------------------        ---------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                 Identification Number)

                701 Western Avenue
               Glendale, California                               91201-2394
-----------------------------------------------        ---------------------
     (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

         Through 1996, the Partnership's commercial property was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 34 of the Partnership's 41 properties (which excludes the property transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI,
(iii)  as  of  December  31,  1997,  PSI  owned  approximately   60.36%  of  the
Partnership's limited partnership units, and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------

         The Partnership owns interests in 41 properties (excluding the property transferred to PSBPLP in January 1997); 34 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership originally acquired interests in 43 properties. One of those properties which secured a mortgage note was foreclosed upon by the lender during 1993. The

Partnership purchased its last property in July, 1985. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------

         Through 1996, the Partnership owned and operated a single commercial property; a business park located in Sacramento, California which was transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

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

         The Partnership will terminate on December 31, 2020 unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1988-1991, since the completion of the Partnership's offering in January 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

              * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
              44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1997, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

              * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Weighted average occupancy levels at the mini-warehouse facilities were 90% in 1997 compared to 91% in 1996. The average monthly realized rent per occupied square foot for the mini-warehouse was $.58 in 1997 compared to $.56 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

              * Professional property operation. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and 3 divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 14 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

Commercial Property Operator
----------------------------

         Through 1996, the Partnership's commercial property was managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial property to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

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

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 138 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $123,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 2.           Properties.
                  -----------

         The following table sets forth information as of December 31, 1997 about properties owned by the Partnership. All but 7 of these properties were acquired jointly with PSI and were contributed to general partnerships comprised of the Partnership and PSI.

                              Net          Number
                           Rentable         of         Date of         Ownership
Location                 Square Feet       Spaces     Acquisition     Percentage
----------------         ------------     --------    -----------     ----------
CALIFORNIA

Laguna Hills                 73,200         674         04/10/85           50.0%
   E. Pacifico
Simi Valley                  49,500         522         02/01/85           50.9
   First St.

FLORIDA
Fern Park                    37,400         405         03/19/85           50.0
   U.S. Highway
Hialeah                      62,400         750         11/29/84           50.0
   Red Road - W 4th Ave.
Longwood                     62,800         600         05/03/85           50.3
   U.S. Highway
Medley                       47,600         538         08/31/84          100.0
   N.W. S. River
Orlando                      34,500         357         06/22/84           74.6
   45th - Orange Blossom
Pompano Beach                44,400         314         12/19/84          100.0
   S.W. 2nd St.

GEORGIA
Lilburn                      35,600         306         07/10/85           50.0
   Indian Trail Rd.

                              Net          Number
                           Rentable         of         Date of         Ownership
Location                 Square Feet       Spaces     Acquisition     Percentage
----------------         ------------     --------    -----------     ----------
KENTUCKY
Florence                     39,800         324         06/27/84          100.0%
   Industrial Hwy

LOUISIANA
Bossier City                 77,900         751         01/07/85           50.0
   Gould Dr.

NEBRASKA
Omaha                        46,200         410         11/19/84           69.5
   South 86th St.

NEW HAMPSHIRE
Manchester                   61,100         507         11/30/84           49.2
   South Willow St.

NEW JERSEY
Delran                       63,300         594         06/20/84           71.2
   Route 130

OHIO
Arlington                    62,900         463         05/31/85           55.0
   Arlington Center
Cincinnati                   71,900         649         06/27/84          100.0
   Mt. Carmel
Columbus                     63,600         547         05/31/85           55.0
   Busch Blvd.
Columbus                     61,300         591         07/11/85           55.0
   Kenny Road
Columbus                     80,800         612         05/31/85           55.0
   Kinnear Road
Columbus                     63,900         551         07/11/85           55.0
   Morse
Dayton                       66,000         610         07/11/85           55.0
   Executive Blvd.
Dayton                       61,300         411         07/11/85           55.0
   Needmore Road
Fairfield                    52,300         407         03/14/85           50.0
   Dixie Highway II
Grove City                   52,000         525         06/07/85           55.0
   Marlane Drive
Reynoldsburg                 65,500         573         06/07/85           55.0
   Gender
Springfield                  40,400         352         07/11/85           55.0
   W. Leffel
Westerville                  64,200         576         07/11/85           55.0
   Westerville Road
Worthington                  74,400         557         05/31/85           55.0
   Billingsley

                              Net          Number
                           Rentable         of         Date of         Ownership
Location                 Square Feet       Spaces     Acquisition     Percentage
----------------         ------------     --------    -----------     ----------
OKLAHOMA
Oklahoma                     83,200         631         08/31/84          100.0%
   West Reno II

OREGON
Portland                     44,300         495         03/01/85           75.0
   N.E. 92nd St.

PENNSYLVANIA
Montgomeryville              63,400         533         12/13/84           50.0
   Route 309

TENNESSEE
Chattanooga                  82,100         507         03/06/85           70.3
   Pryor Drive

TEXAS
Austin                       33,000         231         12/11/84           75.0
   E. Ben White Blvd.
Austin                       56,200         529         12/11/84           75.0
   N. Lamar Blvd.
Dallas (1)                   41,800         421         09/28/84           50.5
   Cockrell Hill Rd.
Dallas                      110,100        1,099        08/31/84          100.0
   Walnut Hill Lane
Fort Worth                   42,000         338         12/12/84           50.0
   Hemphill St.
Garland                      37,600         372         05/16/84           86.3
   W. Kingsley II
Hurst                        49,500         390         02/05/85           50.0
   Hurst Blvd.
Irving                       69,900         553         08/31/84          100.0
   E. Airport Fwy.

VIRGINIA
Newport News Jefferson Dr    79,300         740         08/17/84           88.5

-----------------

(1) Includes Dallas/Cockrell Hill II located in Brassway, Texas which was purchased on 12/5/85 and is 50% owned by the Partnership.

         The weighted average occupancy level for the mini-warehouse facilities was 90% in 1997 compared to 91% in 1996. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 in 1997 compared to $.56 in 1996.

         Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $40,000 after December 31, 1997 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.           Legal Proceedings.
                  ------------------

         No material legal proceeding is pending against the Partnership.

ITEM 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.



                                     PART II

ITEM 5.           Market for the Partnership's Common Equity and Related
                  ------------------------------------------------------
                  Stockholder Matters.
                  --------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 2,381 record holders of Units.

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

ITEM 6.           Selected Financial Data.
                  ------------------------

                                                                 For the Years Ended December 31,
                                           -----------------------------------------------------------------------------
                                                1997           1996            1995            1994           1993
                                           --------------  -------------  --------------  --------------  --------------
                                                                 (In thousands, except per Unit data)

Revenues                                    $ 15,724        $ 15,864       $ 15,363        $ 14,908        $ 13,948

Depreciation and amortization                  3,338           3,541          3,358           3,181           3,154

Interest expense                                   -               -              -               -              38

Net income                                     3,423           2,809          2,749           2,788           2,176

   Limited partners' share                     2,993           2,286          2,029           2,325           1,794

   General partners' share                       430             523            720             463             382

Limited partners' per unit data (a)

   Net income                                 $ 23.38         $ 17.86        $ 15.85         $ 18.16         $ 14.02

   Cash distributions (b)                     $ 27.84         $ 34.80        $ 48.72         $ 30.60         $ 25.30

As of December 31,
------------------
Cash and cash equivalents                   $  1,455          $  529          $ 455         $ 2,131         $ 1,166

Total assets                                $ 55,180        $ 55,859       $ 57,978        $ 62,016        $ 63,581


(a) Limited Partners' per unit data is based on the weighted average number of units (128,000) outstanding during the year.

(b) The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the operating cash reserve of the Partnership estimated to be $6.96 per Unit.

ITEM 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations.
                  --------------------------

Results of Operations
---------------------


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $3,423,000 in 1997 compared to $2,809,000 in 1996, representing an increase of $614,000, or 22%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate partnership, the increase is primarily due to a decrease in minority interest in income for those properties held in joint venture with PSI, combined with an increase in the Partnership's mini-warehouse operations.

         Rental income for the Partnership's mini-warehouse operations was $15,333,000 in 1997 compared to $14,855,000 during 1996, representing an increase of $478,000, or 3%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 in 1997 compared to $.56 in 1996. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% in 1996 to 90% during 1997. Cost of operations (including management fees) increased $227,000,  or 4%, to $6,026,000 in 1997 from $5,799,000 in 1996.
The increase was primarily attributable to increases in advertising, property tax, and management fee expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $251,000, or 3%, from $9,056,000 in 1996 to $9,307,000 during 1997.

         The following table summarizes the Partnership's operating income, net of depreciation, from its investment in PSBPLP in 1997 compared to that of the exchanged business park facility in 1996:

                                                         1997           1996
                                                     ------------   ------------
Equity in earnings of real estate partnership        $  344,000      $         -
Rental income                                                 -          986,000
Cost of operations                                            -          470,000
                                                     ------------   ------------
Net operating income                                    344,000          516,000
Depreciation                                                  -          409,000
                                                     ------------   ------------
Operating income, net of depreciation                $  344,000       $  107,000
                                                     ============   ============

         The difference in operating income, net of depreciation, in 1997 and 1996 is primarily due to the effect of depreciation and an improvement in property operations.

         Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $206,000 from $3,132,000 in 1996 to $3,338,000 during 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

         Minority interest in income was $2,791,000 in 1997 compared to $3,106,000 in 1996, representing a decrease of $315,000, or 10%. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $582,000 during 1997 compared to $249,000 in 1996.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations. At December 31, 1997, the Partnership had cash and cash equivalents totaling $1,455,000.

         Cash flows from operating activities ($9,221,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,534,000, $1,228,000 and $948,000 in 1997, 1996 and 1995, respectively. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. The increase in 1996 capital improvements is primarily attributable to these budgeted improvements. The increase in 1997 is primarily attributable to roofing, signage, and building capital improvements and capitalized computer equipment and software at the Partnership's mini-warehouse facilities. During 1998, the Partnership anticipates approximately $1,227,000 of capital improvements (including PSI's joint venture share of $379,000).

         The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1997 and prior years were as follows:

                                           Total             Per Unit
                                        ----------          ----------
1997                                    $4,000,000            $27.84
1996                                     4,999,000             34.80
1995                                     6,999,000             48.72
1994                                     4,396,000             30.60
1993                                     3,634,000             25.30
1992                                     2,875,000             20.00
1991                                     3,344,000             23.28
1990                                     2,874,000             20.00
1989                                     1,706,000             11.88
1988                                     2,784,000             19.38
1987                                     5,028,000             35.00

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

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $123,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.           Financial Statements and Supplementary Data.
                  --------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.           Disagreements on Accounting and Financial Disclosure.
                  -----------------------------------------------------

         None.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Partnership.
                  ----------------------------------------------------

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial property was managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the
Partnership transferred its business park to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


        Name                                Positions with PSI
----------------------       -------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
B. Wayne Hughes, Jr.         Vice President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Carl B. Phelps               Senior Vice President
Obren B. Gerich              Senior Vice President
Marvin M. Lotz               Senior Vice President
David Goldberg               Senior Vice President and General Counsel
A. Timothy Scott             Senior Vice President and Tax Counsel
David P. Singelyn            Vice President and Treasurer
Sarah Hass                   Vice President and Secretary
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Thomas J. Barrack, Jr.       Director
Uri P. Harkham               Director

         B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From

December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company.

         William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1992. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management.
                 ---------------------------------------------------------------

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

    Title                   Name and Address            Amount of Beneficial      Percent
   of Class                of Beneficial Owner                Ownership           of Class
---------------------    ----------------------------   --------------------      --------
Units of Limited          Public Storage, Inc.             77,260 Units (1)        60.36%
Partnership Interest      701 Western Avenue
                          Glendale, CA 91201-2394 (1)

-------------------------


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

                  The Partnership owns interests in 41 properties (which exclude the property transferred to PSBPLP in January 1997); 34 of such properties are held in a general partnership comprised of the
         Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

ITEM 13.          Certain Relationships and Related Transactions.
                  -----------------------------------------------

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

         During 1997, approximately $400,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 41 properties (which exclude the property transferred to PSBPLP in January 1997); 34 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $920,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership's commercial property was managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

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

                                         PS PARTNERS III, LTD.
Dated:   March 26, 1998            By:   Public Storage, Inc., General Partner

                                   By:   /s/ B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, Chairman of the Board

                                   By:   /s/  B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, General Partner



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                Signature                                 Capacity                                   Date
------------------------------------       ---------------------------------------------       ---------------

/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1998
------------------------------------       Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1998
------------------------------------       of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          March 26, 1998
------------------------------------       of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1998
------------------------------------       of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)


/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
William C. Baker

/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1998
------------------------------------------
Uri P. Harkham


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

                                  (Item 14 (a))

                                                                       Page
                                                                    References

Report of Independent Auditors                                          F-1

Consolidated Financial Statements and Schedules:

    Consolidated Balance Sheets as of December 31, 1997 and 1996        F-2

    For the years ended December 31, 1997, 1996 and 1995:

       Consolidated Statements of Operations                            F-3

       Consolidated Statements of Partners' Equity                      F-4

       Consolidated Statements of Cash Flows                         F-5 - F-6

    Notes to Consolidated Financial Statements                      F-7 - F-10

Schedule

    III - Real Estate and Accumulated Depreciation                  F-11 - F-13





         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners III, Ltd.

We have audited the consolidated balance sheets of PS Partners III, Ltd. as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners III, Ltd. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                              PS PARTNERS III, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                             1997                 1996
                                                                  ------------------------------------------

                                     ASSETS

Cash and cash equivalents                                                 $ 1,455,000            $ 529,000

Rent and other receivables                                                    244,000              123,000

Real estate facilities, at cost:
    Land                                                                   13,856,000           15,392,000
    Buildings and equipment                                                68,931,000           75,323,000
                                                                  ------------------------------------------
                                                                           82,787,000           90,715,000

    Less accumulated depreciation                                         (35,058,000)         (35,783,000)
                                                                  ------------------------------------------
                                                                           47,729,000           54,932,000

Investment in real estate partnership                                       5,608,000                    -

Other assets                                                                  144,000              275,000
                                                                  ------------------------------------------

                                                                         $ 55,180,000         $ 55,859,000
                                                                  ==========================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                            $ 932,000            $ 894,000

Advance payments from renters                                                 476,000              511,000

Minority interest in general partnerships                                  28,192,000           28,297,000

Partners' equity:
    Limited partners' equity, $500 per unit, 128,000
       units authorized, issued and outstanding                            25,240,000           25,812,000
    General partner's equity                                                  340,000              345,000
                                                                  ------------------------------------------

Total partners' equity                                                     25,580,000           26,157,000
                                                                  ------------------------------------------

                                                                         $ 55,180,000         $ 55,859,000
                                                                  ==========================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS III, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995



                                                                           1997                1996               1995
                                                                 ----------------------------------------------------------

REVENUE:

Rental income                                                          $ 15,333,000        $ 15,841,000        $ 15,268,000
Equity in income of real estate partnership                                 344,000                   -                   -
Interest income                                                              47,000              23,000              95,000
                                                                 ----------------------------------------------------------
                                                                         15,724,000          15,864,000          15,363,000
                                                                 ----------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        5,106,000           5,328,000           5,010,000
Management fees                                                             920,000             941,000             907,000
Depreciation and amortization                                             3,338,000           3,541,000           3,358,000
Administrative                                                              146,000             139,000             139,000
Environmental costs                                                               -                   -              90,000
                                                                 ----------------------------------------------------------
                                                                          9,510,000           9,949,000           9,504,000
                                                                 ----------------------------------------------------------

Income before minority interest                                           6,214,000           5,915,000           5,859,000

Minority interest in income                                              (2,791,000)         (3,106,000)         (3,110,000)
                                                                 ----------------------------------------------------------

NET INCOME                                                              $ 3,423,000         $ 2,809,000         $ 2,749,000
                                                                 ==========================================================

Limited partners' share of net income
    ($23.38, $17.86, and $15.85 per unit in
    1997, 1996, and 1995, respectively)                                 $ 2,993,000         $ 2,286,000         $ 2,029,000
General partner's share of net income                                       430,000             523,000             720,000
                                                                 ==========================================================
                                                                        $ 3,423,000         $ 2,809,000         $ 2,749,000
                                                                 ==========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS III, LTD.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995

                                                                         Limited              General
                                                                         Partners             Partners            Total
                                                                 ----------------------------------------------------------

Balances at December 31, 1994                                          $ 32,187,000           $ 410,000       $ 32,597,000

Net income                                                                2,029,000             720,000          2,749,000

Distributions                                                            (6,236,000)           (763,000)        (6,999,000)
                                                                 ----------------------------------------------------------

Balances at December 31, 1995                                            27,980,000             367,000         28,347,000

Net income                                                                2,286,000             523,000          2,809,000

Distributions                                                            (4,454,000)           (545,000)        (4,999,000)
                                                                 ----------------------------------------------------------

Balances at December 31, 1996                                            25,812,000             345,000         26,157,000

Net income                                                                2,993,000             430,000          3,423,000

Distributions                                                            (3,565,000)           (435,000)        (4,000,000)
                                                                 ----------------------------------------------------------

Balances at December 31, 1997                                          $ 25,240,000           $ 340,000       $ 25,580,000
                                                                 ==========================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS III, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995

                                                                           1997                1996               1995
                                                                 ----------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                          $ 3,423,000         $ 2,809,000        $ 2,749,000

    Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                      3,338,000           3,541,000          3,358,000
       Increase in rent and other receivables                              (121,000)            (24,000)           (40,000)
       Decrease (increase) in other assets                                  131,000             (96,000)            (8,000)
       Increase (decrease) in accounts payable                               38,000             (39,000)           171,000
       Decrease in advance payments from renters                            (35,000)             (4,000)           (52,000)
       Equity income in real estate partnership                            (344,000)                  -                  -
       Minority interest in income                                        2,791,000           3,106,000          3,110,000
                                                                 ----------------------------------------------------------

          Total adjustments                                               5,798,000           6,484,000          6,539,000
                                                                 ----------------------------------------------------------

          Net cash provided by operating activities                       9,221,000           9,293,000          9,288,000
                                                                 ----------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

    Distributions from real estate partnership                              146,000                   -                  -
    Investment in real estate partnership                                   (11,000)                  -                  -
    Additions to real estate facilities                                  (1,534,000)         (1,228,000)          (948,000)
                                                                 ----------------------------------------------------------

          Net cash used in investing activities                          (1,399,000)         (1,228,000)          (948,000)
                                                                 ----------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

    Distributions to holder of minority interest                         (2,896,000)         (2,992,000)        (3,017,000)
    Distributions to partners                                            (4,000,000)         (4,999,000)        (6,999,000)
                                                                 ----------------------------------------------------------

          Net cash used in financing activities                          (6,896,000)         (7,991,000)       (10,016,000)
                                                                 ----------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        926,000              74,000         (1,676,000)

Cash and cash equivalents at the beginning of the period                    529,000             455,000          2,131,000
                                                                 ----------------------------------------------------------

Cash and cash equivalents at the end of the period                      $ 1,455,000           $ 529,000          $ 455,000
                                                                 ==========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS III, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)


                                                                                     1997           1996           1995
                                                                                ---------------------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate partnership                                        $ (5,399,000)            $ -           $ -

    Transfer of real estate facilities for interest in real estate
    partnership, net                                                                5,399,000               -             -

                            See accompanying notes.
                                      F-6

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



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

                  The Partnership has ownership interests in 41 properties in 15 states, which exclude a property transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 34 of the properties are owned jointly through 23 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 49% to 89%.

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

                  Depreciation and amortization allocated to PSI were $582,000, $249,000, and $160,000 in 1997, 1996, and 1995, respectively. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest in income and has no effect on the reported depreciation and amortization expense.

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

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


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

                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $27.84, $34.80, and $48.72 for 1997, 1996, and 1995, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (continued)
         -----------

         Environmental Cost
         ------------------

                  Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $40,000 after December 31, 1997 for known environmental remediation requirements. During 1997, 1996, and 1995, the Partnership paid $1,000, $2,000, and $47,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

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

3.       Related Party Transactions
         --------------------------

                  The Partnership has a management agreement with PSI whereby PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Partnership transferred its business park facility to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

4.       Leases
         ------

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

                              PS PARTNERS III, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


5.       Taxes Based on Income
         ---------------------

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

                  Taxable net income was  $6,537,000,  $2,358,000 and $3,149,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS III, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                        Costs              Gross Carrying Amount
                                             Initial Cost             subsequent                 At December 31, 1997
                                  --------------------------------  to acquisition -------------------------------------------------
Date                                                 Building &       Building &             Building &                  Accumulated
Acquired   Description    Encumbrances    Land      Improvement     Improvements   Land     Improvements     Total      Depreciation
------------------------------------------------------------------------------------------------------------------------------------

    Mini-warehouse

6/84  Delran                     $ -   $ 279,000    $ 1,472,000    $ 237,000    $ 279,000   $ 1,709,000   $ 1,988,000     $ 915,000
5/84  Garland                      -     356,000        844,000      185,000      356,000     1,029,000     1,385,000       530,000
6/84  Orange Blossom               -     226,000        924,000      179,000      226,000     1,103,000     1,329,000       593,000
6/84  Safe Place (Cincinnati)      -     402,000      1,573,000      444,000      402,000     2,017,000     2,419,000     1,045,000
6/84  Safe Place (Florence)        -     185,000        740,000      319,000      185,000     1,059,000     1,244,000       552,000
8/84  Medley                       -     584,000      1,016,000      298,000      584,000     1,314,000     1,898,000       698,000
8/84  Oklahoma City                -     340,000      1,310,000      357,000      340,000     1,667,000     2,007,000       886,000
8/84  Newport News                 -     356,000      2,395,000      528,000      356,000     2,923,000     3,279,000     1,512,000
8/84  Kaplan (Irving)              -     677,000      1,592,000      320,000      677,000     1,912,000     2,589,000     1,012,000
8/84  Kaplan (Walnut Hill)         -     971,000      2,359,000      602,000      971,000     2,961,000     3,932,000     1,525,000
9/84  Cockrell Hill                -     380,000        913,000      994,000      380,000     1,907,000     2,287,000       997,000
11/84 Omaha                        -     109,000        806,000      402,000      109,000     1,208,000     1,317,000       647,000
11/84 Manchester                   -     164,000      1,643,000      211,000      164,000     1,854,000     2,018,000       959,000
12/84 Austin (Ben White)           -     325,000        474,000      184,000      325,000       658,000       983,000       345,000
12/84 Austin (Lamar)               -     643,000        947,000      334,000      643,000     1,281,000     1,924,000       650,000
12/84 Pompano                      -     399,000      1,386,000      454,000      399,000     1,840,000     2,239,000       941,000
12/84 Fort Worth                   -     122,000        928,000       (3,000)     122,000       925,000     1,047,000       476,000
11/84 Hialeah                      -     886,000      1,784,000      234,000      886,000     2,018,000     2,904,000     1,051,000
12/84 Montgomeryville              -     215,000      2,085,000      252,000      215,000     2,337,000     2,552,000     1,206,000
1/85  Bossier City                 -     184,000      1,542,000      267,000      184,000     1,809,000     1,993,000       940,000
2/85  Simi Valley                  -     737,000      1,389,000      248,000      737,000     1,637,000     2,374,000       836,000
3/85  Chattanooga                  -     202,000      1,573,000      303,000      202,000     1,876,000     2,078,000       939,000
2/85  Hurst                        -     231,000      1,220,000      183,000      231,000     1,403,000     1,634,000       710,000
3/85  Portland                     -     285,000        941,000      184,000      285,000     1,125,000     1,410,000       591,000
5/85  Longwood                     -     355,000      1,645,000      217,000      355,000     1,862,000     2,217,000       943,000
3/85  Fern Park                    -     144,000      1,107,000      179,000      144,000     1,286,000     1,430,000       650,000
3/85  Fairfield                    -     338,000      1,187,000      336,000      338,000     1,523,000     1,861,000       760,000


                                      F-11



                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                        Costs              Gross Carrying Amount
                                             Initial Cost             subsequent                 At December 31, 1997
                                  --------------------------------  to acquisition -------------------------------------------------
Date                                                 Building &       Building &             Building &                  Accumulated
Acquired   Description    Encumbrances    Land      Improvement     Improvements   Land     Improvements     Total      Depreciation
------------------------------------------------------------------------------------------------------------------------------------

    Mini-warehouse

4/85  Laguna Hills              $ -  $ 1,224,000    $ 3,303,000    $ 346,000   $ 1,224,000   $ 3,649,000   $ 4,873,000   $ 1,856,000
7/85  Columbus (Morse Rd.)        -      195,000      1,510,000      211,000       195,000     1,721,000     1,916,000       840,000
7/85  Columbus (Kenney Rd.)       -      199,000      1,531,000      257,000       199,000     1,788,000     1,987,000       856,000
5/85  Columbus (Busch Blvd.)      -      202,000      1,559,000      238,000       202,000     1,797,000     1,999,000       884,000
5/85  Columbus (Kinnear Rd.)      -      241,000      1,865,000      220,000       241,000     2,085,000     2,326,000     1,027,000
6/85  Grove City/ Marlane Drive   -      150,000      1,157,000      231,000       150,000     1,388,000     1,538,000       667,000
6/85  Reynoldsburg                -      204,000      1,568,000      222,000       204,000     1,790,000     1,994,000       888,000
5/85  Worthington                 -      221,000      1,824,000      217,000       221,000     2,041,000     2,262,000     1,008,000
7/85  Westerville                 -      199,000      1,517,000      281,000       199,000     1,798,000     1,997,000       871,000
5/85  Arlington                   -      201,000      1,497,000      262,000       201,000     1,759,000     1,960,000       853,000
7/85  Springfield                 -       90,000        699,000      169,000        90,000       868,000       958,000       425,000
7/85  Dayton (Needmore Road)      -      144,000      1,108,000      275,000       144,000     1,383,000     1,527,000       688,000
7/85  Dayton (Executive Blvd.)    -      160,000      1,207,000      295,000       160,000     1,502,000     1,662,000       737,000
7/85  Lilburn                     -      331,000        969,000      150,000       331,000     1,119,000     1,450,000       549,000
                                ----------------------------------------------------------------------------------------------------

                                $ - $ 13,856,000   $ 57,109,000 $ 11,822,000  $ 13,856,000  $ 68,931,000  $ 82,787,000  $ 35,058,000
                                ====================================================================================================

                                      F-12

                              PS PARTNERS III, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.


                       GROSS CARRYING COST RECONCILIATION

                                                                                      Years Ended December 31,
                                                                           ------------------------------------------------
                                                                                 1997             1996             1995
                                                                           ------------------------------------------------

Balance at beginning of the period                                           $ 90,715,000    $ 89,487,000     $ 88,539,000

Additions during the period:
     Improvements, etc.                                                         1,534,000       1,228,000          948,000

Deductions during the period:
     Disposition of real estate                                                (9,462,000)              -                -
                                                                           ------------------------------------------------

Balance at the close of the period                                           $ 82,787,000    $ 90,715,000     $ 89,487,000
                                                                           ================================================



                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                      Years Ended December 31,
                                                                           ------------------------------------------------
                                                                                1997             1996            1995
                                                                           ------------------------------------------------

Balance at beginning of the period                                           $ 35,783,000    $ 32,242,000     $ 28,884,000

Additions during the period:
     Depreciation                                                               3,338,000       3,541,000        3,358,000

Deductions during the period:
     Disposition of real estate                                                (4,063,000)              -                -
                                                                           ------------------------------------------------

Balance at the close of the period                                           $ 35,058,000    $ 35,783,000     $ 32,242,000
                                                                           ================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $82,746,000.