Form 10-Q
period 1998-03-31
PS PARTNERS III LTD
filed 1998-05-15
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                              -----------------  ------------------

Commission File Number 0-13479
                       -------

                              PS PARTNERS III, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                       95-3920904
----------------------------------                   ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


      701 Western Avenue
     Glendale, California                                 91201-2394
----------------------------------                   ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at March 31, 1998
         and December 31, 1997                                               2

    Condensed consolidated statements of income for the three
         months ended March 31, 1998 and 1997                                3

    Condensed consolidated statements of cash flows for the three
         months ended March 31, 1998 and 1997                              4-5

    Notes to condensed consolidated financial statements                     6

    Management's discussion and analysis of financial condition
         and results of operations                                         7-8

PART II.  OTHER INFORMATION

    (Items 1 through 5 are not applicable)

    Item 6 - Exhibits and Reports on Form 8-K                                9

                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,        December 31,
                                                                                       1998               1997
                                                                                ------------------------------------
                                                                                    (Unaudited)

                                          ASSETS


Cash and cash equivalents                                                             $ 1,876,000        $ 1,455,000

Rent and other receivables                                                                191,000            244,000

Real estate facilities, at cost:
   Land                                                                                13,856,000         13,856,000
   Buildings and equipment                                                             69,102,000         68,931,000
                                                                                ------------------------------------
                                                                                       82,958,000         82,787,000

   Less accumulated depreciation                                                      (35,921,000)       (35,058,000)
                                                                                ------------------------------------
                                                                                       47,037,000         47,729,000

Investment in real estate entity                                                        5,593,000          5,608,000

Other assets                                                                              151,000            144,000
                                                                                ------------------------------------

                                                                                     $ 54,848,000       $ 55,180,000
                                                                                ====================================


                       LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                        $ 706,000          $ 932,000

Advance payments from renters                                                             514,000            476,000

Minority interest in general partnerships                                              28,136,000         28,192,000

Partners' equity:
   Limited partners' equity, $500 per unit, 128,000
      units authorized, issued and outstanding                                         25,153,000         25,240,000
   General partner's equity                                                               339,000            340,000
                                                                                ------------------------------------

Total partners' equity                                                                 25,492,000         25,580,000
                                                                                ------------------------------------

                                                                                     $ 54,848,000       $ 55,180,000
                                                                                ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                               ------------------------------------
                                                                                        1998              1997
                                                                               ------------------------------------

REVENUE:

Rental income                                                                        $ 3,846,000        $ 3,706,000
Equity in income of real estate entity                                                   103,000             73,000
Interest income                                                                           20,000              6,000
                                                                               ------------------------------------
                                                                                       3,969,000          3,785,000
                                                                               ------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                                     1,273,000          1,307,000
Management fees                                                                          231,000            222,000
Depreciation and amortization                                                            863,000            814,000
Administrative                                                                            22,000             21,000
                                                                               ------------------------------------
                                                                                       2,389,000          2,364,000
                                                                               ------------------------------------

Income before minority interest                                                        1,580,000          1,421,000

Minority interest in income                                                             (668,000)          (658,000)
                                                                               ------------------------------------

NET INCOME                                                                             $ 912,000          $ 763,000
                                                                               ====================================

Limited partners' share of net income
   ($6.28 per unit in 1998 and
   $5.13 per unit in 1997)                                                             $ 804,000          $ 656,000
General partner's share of net income                                                    108,000            107,000
                                                                               ------------------------------------
                                                                                       $ 912,000          $ 763,000
                                                                               ====================================

                            See accompanying notes.
                                       3

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                          ---------------------------------------
                                                                                    1998                1997
                                                                          ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                      $ 912,000           $ 763,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                                 863,000             814,000
       Decrease in rent and other receivables                                         53,000              34,000
       (Increase) decrease in other assets                                            (7,000)            112,000
       Decrease in accounts payable                                                 (226,000)           (320,000)
       Increase in advance payments from renters                                      38,000              16,000
       Equity income in real estate entity                                          (103,000)            (73,000)
       Minority interest in income                                                   668,000             658,000
                                                                          ---------------------------------------

         Total adjustments                                                         1,286,000           1,241,000
                                                                          ---------------------------------------

         Net cash provided by operating activities                                 2,198,000           2,004,000
                                                                          ---------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

   Distributions from real estate entity                                             118,000                   -
   Investment in real estate entity                                                        -             (11,000)
   Additions to real estate facilities                                              (171,000)           (404,000)
                                                                          ---------------------------------------

         Net cash used in investing activities                                       (53,000)           (415,000)
                                                                          ---------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Distributions to holder of minority interest                                     (724,000)           (586,000)
   Distributions to partners                                                      (1,000,000)         (1,000,000)
                                                                          ---------------------------------------

         Net cash used in financing activities                                    (1,724,000)         (1,586,000)
                                                                          ---------------------------------------

Net increase in cash and cash equivalents                                            421,000               3,000

Cash and cash equivalents at the beginning of the period                           1,455,000             529,000
                                                                          ---------------------------------------

Cash and cash equivalents at the end of the period                               $ 1,876,000           $ 532,000
                                                                          =======================================

                            See accompanying notes.
                                       4

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             ------------------------------------
                                                                                   1998              1997
                                                                             ------------------------------------


Supplemental schedule of noncash investing and financing activities:


   Investment in real estate entity                                                $ -         $ (5,399,000)

   Transfer of real estate facilities for interest in real
    estate entity, net                                                               -            5,399,000

                            See accompanying notes.
                                       5

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the
       Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Partnership's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

       The Partnership's net income for the three months ended March 31, 1998 was $912,000 compared to $763,000 for the three months ended March 31, 1997, representing an increase of $149,000, or 20%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities.

       Rental income for the Partnership's mini-warehouse operations was $3,846,000 compared to $3,706,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $140,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.59 compared to $.57 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% for the three months ended March 31, 1997 and 1998. Cost of operations (including management fees) decreased $25,000, or 2%, to $1,504,000 from $1,529,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $165,000, or 8%, from $2,177,000 to $2,342,000 for the three months ended March 31, 1997 and 1998, respectively.

       Depreciation and amortization increased $49,000, or 6%, from $814,000 to $863,000 for the three months ended March 31, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

       Minority interest in income was $668,000 in 1998 compared to $658,000 in 1997, representing an increase of $10,000, or 2%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $176,000 for the three months ended March 31, 1998 compared to $122,000 for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($2,198,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

       During 1998, the Partnership anticipates approximately $1,227,000 of capital improvements (of which $379,000 represents PSI's joint venture share). Total capital improvements were $171,000 for the three months ended March 31, 1998 of which $124,000 represents the Partnership's share.

       The Partnership paid distributions to the limited and general partners totaling $891,000 ($6.96 per unit) and $109,000, respectively, during the first three months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are not applicable.

Item 6   Exhibits and Reports on Form 8-K

         (a)      The following Exhibits are included herein:

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DATED: May 13, 1998
                                      PS PARTNERS III, LTD.
                               BY:    Public Storage, Inc.
                                      General Partner

                               BY:    /s/ John Reyes
                                      -----------------------------------------

                                      Senior Vice President and Chief Financial
                                        Officer of Public Storage, Inc.
                                        (principal financial and accounting
                                        officer)