Form 10-Q
period 1998-06-30
PS PARTNERS III LTD
filed 1998-08-14
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-13479
                       -------

                              PS PARTNERS III, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                          95-3920904
-----------------------------------------              ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


           701 Western Avenue
          Glendale, California                                91201-2394
-----------------------------------------              ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at June 30, 1998
     and December 31, 1997                                                 2

Condensed consolidated statements of income for the three
     and six months ended June 30, 1998 and 1997                           3

Condensed consolidated statements of cash flows for the
     six months ended June 30, 1998 and 1997                               4-5

Notes to condensed consolidated financial statements                       6

Management's discussion and analysis of financial condition
     and results of operations                                             7-9

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                  10

                              PS PARTNERS III, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       June 30,        December 31,
                                                                         1998              1997
                                                                     ------------------------------
                                                                     (Unaudited)

                                     ASSETS


      Cash and cash equivalents                                       $2,748,000         $1,455,000

      Rent and other receivables                                         138,000            244,000

      Real estate facilities, at cost:
         Land                                                         13,856,000         13,856,000
         Buildings and equipment                                      69,377,000         68,931,000
                                                                     ------------------------------
                                                                      83,233,000         82,787,000

         Less accumulated depreciation                               (36,789,000)       (35,058,000)
                                                                     ------------------------------
                                                                      46,444,000         47,729,000

      Investment in real estate entity                                 5,629,000          5,608,000

      Other assets                                                       146,000            144,000
                                                                     ------------------------------

                                                                     $55,105,000        $55,180,000
                                                                     ==============================


                        LIABILITIES AND PARTNERS' EQUITY


      Accounts payable                                                  $827,000           $932,000

      Advance payments from renters                                      554,000            476,000

      Minority interest in general partnerships                       28,190,000         28,192,000

      Partners' equity:
         Limited partners' equity, $500 per unit, 128,000
            units authorized, issued and outstanding                  25,195,000         25,240,000
         General partner's equity                                        339,000            340,000
                                                                     ------------------------------

      Total partners' equity                                          25,534,000         25,580,000
                                                                     ------------------------------

                                                                     $55,105,000        $55,180,000
                                                                     ==============================

                            See accompanying notes.
                                       2

                              PS PARTNERS III, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                          -------------------------------------------------------------------
                                                                1998             1997             1998              1997
                                                          -------------------------------------------------------------------

         REVENUE:

         Rental income                                       $3,978,000       $3,831,000       $7,824,000        $7,537,000
         Equity in income of real estate entity                 122,000          104,000          225,000           177,000
         Interest income                                         30,000            9,000           50,000            15,000
                                                          -------------------------------------------------------------------
                                                              4,130,000        3,944,000        8,099,000         7,729,000
                                                          -------------------------------------------------------------------

         COSTS AND EXPENSES:

         Cost of operations                                   1,305,000        1,231,000        2,578,000         2,538,000
         Management fees                                        241,000          230,000          472,000           452,000
         Depreciation and amortization                          868,000          829,000        1,731,000         1,643,000
         Administrative                                          63,000           57,000           85,000            78,000
                                                          -------------------------------------------------------------------
                                                              2,477,000        2,347,000        4,866,000         4,711,000
                                                          -------------------------------------------------------------------

         Income before minority interest                      1,653,000        1,597,000        3,233,000         3,018,000

         Minority interest in income                           (611,000)        (711,000)      (1,279,000)       (1,369,000)
                                                          -------------------------------------------------------------------

         NET INCOME                                          $1,042,000         $886,000       $1,954,000        $1,649,000
                                                          ===================================================================

         Limited partners' share of net income
            ($13.57 per unit in 1998 and
            $11.21 per unit in 1997)                                                           $1,737,000        $1,435,000
         General partner's share of net income                                                    217,000           214,000
                                                                                          -----------------------------------
                                                                                               $1,954,000        $1,649,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                                          June 30,
                                                                               ---------------------------------
                                                                                   1998                1997
                                                                               ---------------------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                                          $1,954,000          $1,649,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                    1,731,000           1,643,000
                 Decrease (increase) in rent and other receivables                  106,000              (1,000)
                 (Increase) decrease in other assets                                 (2,000)            130,000
                 Decrease in accounts payable                                      (105,000)           (349,000)
                 Increase (decrease) in advance payments from renters                78,000              (7,000)
                 Equity income in real estate entity                               (225,000)           (177,000)
                 Minority interest in income                                      1,279,000           1,369,000
                                                                               ---------------------------------

                   Total adjustments                                              2,862,000           2,608,000
                                                                               ---------------------------------

                   Net cash provided by operating activities                      4,816,000           4,257,000
                                                                               ---------------------------------

          CASH FLOWS USED IN INVESTING ACTIVITIES:

             Distributions from real estate entity                                  204,000                   -
             Investment in real estate entity                                             -             (11,000)
             Additions to real estate facilities                                   (446,000)           (639,000)
                                                                               ---------------------------------

                   Net cash used in investing activities                           (242,000)           (650,000)
                                                                               ---------------------------------

          CASH FLOWS USED IN FINANCING ACTIVITIES:

             Distributions to holder of minority interest                        (1,281,000)         (1,324,000)
             Distributions to partners                                           (2,000,000)         (2,001,000)
                                                                               ---------------------------------

                   Net cash used in financing activities                         (3,281,000)         (3,325,000)
                                                                               ---------------------------------

          Net increase in cash and cash equivalents                               1,293,000             282,000

          Cash and cash equivalents at the beginning of the period                1,455,000             529,000
                                                                               ---------------------------------

          Cash and cash equivalents at the end of the period                     $2,748,000            $811,000
                                                                               =================================

                            See accompanying notes.
                                       4

                              PS PARTNERS III, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    ------------------------------------
                                                                                          1998              1997
                                                                                    ------------------------------------


       Supplemental schedule of noncash investing and financing activities:


          Investment in real estate entity                                                 $-           $(5,399,000)

          Transfer of real estate facilities for interest in real estate entity, net        -             5,399,000

                            See accompanying notes.
                                       5

                              PS PARTNERS III, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the three months ended June 30, 1998 was $1,042,000 compared to $886,000 for the three months ended June 30, 1997, representing an increase of $156,000, or 18%. The increase was primarily due to decreased minority interest in income for those properties held jointly with PSI, an increase in property operations at the Partnership's real estate facilities, and an increase in interest income.

     Rental income for the Partnership's mini-warehouse operations was $3,978,000 compared to $3,831,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $147,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.58 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 90% for the three months ended June 30, 1997 and 1998. Cost of operations (including management fees) increased $85,000, or 6%, to $1,546,000 from $1,461,000 for the three months ended June 30, 1998 and 1997, respectively. The increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $62,000, or 3%, from $2,370,000 to $2,432,000 for the three months ended June 30, 1997 and 1998, respectively.

     Interest income increased $21,000, or 233%, from $9,000 to $30,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $39,000, or 5%, from $829,000 to $868,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income decreased $100,000, or 14%, to $611,000 from $711,000 for the three months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $319,000 for the three months ended June 30, 1998 compared to $138,000 for the same period in 1997, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $1,954,000 compared to $1,649,000 for the six months ended June 30, 1997, representing an increase of $305,000, or 19%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, decreased minority interest in income for those properties held jointly with PSI, and an increase in interest income.

     Rental income for the Partnership's mini-warehouse operations was $7,824,000 compared to $7,537,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $287,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.60 compared to $.58 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% for the six months ended June 30, 1997 and 1998. Cost of operations (including management fees) increased $60,000, or 2%, to $3,050,000 from $2,990,000 for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center)and property tax expenses, partially offset by a decrease in payroll expense. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $227,000, or 5%, from $4,547,000 to $4,774,000 for the six months ended June 30, 1997 and 1998, respectively.

     Interest income increased $35,000, or 233%, from $15,000 to $50,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $88,000, or 5%, from $1,643,000 to $1,731,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income was $1,279,000 in 1998 compared to $1,369,000 in 1997, representing a decrease of $90,000, or 7%. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $495,000 for the six months ended June 30, 1998 compared to $260,000 for the same period in 1997, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($4,816,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $1,227,000 of capital improvements (of which $379,000 represents PSI's joint venture share). Total capital improvements were $446,000 for the six months ended June 30, 1998 of which $295,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,782,000 ($13.92 per unit) and $218,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                           DATED:   August 13, 1998

                                    PS PARTNERS III, LTD.

                           BY:      Public Storage, Inc.
                                    General Partner

                           BY:      /s/ John Reyes
                                    -----------------------------------------
                                    John Reyes
                                    Senior Vice President and Chief Financial
                                      Officer of Public Storage, Inc.
                                      (principal financial and accounting
                                      officer)