Form 10-K405/A
period 1997-12-31
PS PARTNERS III LTD
filed 1999-03-17
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Commission File Number 0-13479
                       -------

                              PS PARTNERS III, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                       95-3920904
-----------------------------------------------           ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
-----------------------------------------------           ----------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

         The  Partnership   was  formed  to  invest  in  and  operate   existing
self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's real estate investments consist of wholly-owned facilities and an investment in a general partnership (SEI/PSP III Joint Ventures, the "Joint Venture") with Public Storage, Inc. ("PSI") (formerly known as "Storage Equities, Inc."), a real estate investment trust ("REIT") organized as a corporation under the laws of California.

         In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed "Public Storage, Inc." and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini warehouse of the Partnership and the Joint Venture.

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

         Through 1996, the business park of the Joint Venture was managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the business park of the Joint Venture in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 34 of the Partnership's 41 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 60.36% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 41 properties in which the Partnership has an interest (these 41 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Investments in Facilities
-------------------------

         The Partnership owns interests in 41 properties (excluding the property transferred to PSBPLP in January 1997); 34 of such properties are owned by the Joint Venture. The Partnership originally acquired interests in 43 properties. One of those properties which secured a mortgage note was foreclosed upon by the lender during 1993. The Partnership purchased its last property in July, 1985. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 231 to 1,099 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Mini-Warehouse Properties experience minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Mini-Warehouse Properties are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership and the Joint Venture do not intend to convert the Mini-Warehouse Properties to other uses.

Business Park
-------------

         Through 1996, the Joint Venture owned and operated a single commercial property; a business park located in Sacramento, California. This business park was transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provide for cash distributions from operations.

         The Partnership will terminate on December 31, 2020 unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the properties owned by the Joint Venture (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1988-1991, since the completion of the Partnership's offering in January 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership and the Joint Venture's 42 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $92,200,000 ($86,900,000 for the 41
mini-warehouses and $5,300,000 for the business park). (In January 1997, after the date of the appraisal, the Joint Venture transferred its business park to AOPPLP in exchange for a 4.3% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 12% to 51%) in 35 of the 42 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $8,510,000 for the 41 mini-warehouses and $530,000 for the business park). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($85,200,000) and a discounted cash flow analysis ($86,000,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25%. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($86,000,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

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

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Weighted average occupancy levels at the Mini-Warehouse Properties were 90% in 1997 compared to 91% in 1996. The average monthly realized rent per occupied square foot for the Mini-Warehouse Properties was $.58 in 1997 compared to $.56 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

Mini-warehouse Property Operator
--------------------------------

         The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement.

         Under the supervision of the Partnership and the Joint Venture, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the property owners, employees for the operation of the owners' facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         The Mini-Warehouse Properties are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the facilities are located. Broadcast media and other advertising costs are charged to the facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership and the Joint Venture would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The  Management   Agreement  with  PSI  provides  that  the  Management
Agreement may be terminated without cause upon 60 days written notice by either party.

Business Park Operator
----------------------

         Through 1996, the business park of the Joint Venture was managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, this property was transferred to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Mini-Warehouse Properties operate is significant and affects the occupancy levels, rental rates and operating expenses of certain of the facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Mini-Warehouse Properties. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership and the Joint Venture to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 138 persons who render services on behalf of the Partnership and the Joint Venture. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $123,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1997 about the Mini-Warehouse Properties:

                               Net         Number
                             Rentable        of          Date of      Ownership
Location                   Square Feet     Spaces      Acquisition    Percentage
--------                   -----------     ------      -----------    ----------
CALIFORNIA
Laguna Hills                   73,200        674        04/10/85         50.0%
   E. Pacifico
Simi Valley                    49,500        522        02/01/85         50.9
   First St.

FLORIDA
Fern Park                      37,400        405        03/19/85         50.0
   U.S. Highway
Hialeah                        62,400        750        11/29/84         50.0
   Red Road - W 4th Ave.
Longwood                       62,800        600        05/03/85         50.3
   U.S. Highway
Medley                         47,600        538        08/31/84        100.0
   N.W. S. River
Orlando                        34,500        357        06/22/84         74.6
   45th - Orange Blossom
Pompano Beach                  44,400        314        12/19/84        100.0
   S.W. 2nd St.

GEORGIA
Lilburn                        35,600        306        07/10/85         50.0
   Indian Trail Rd.

KENTUCKY
Florence                       39,800        324        06/27/84        100.0
   Industrial Hwy

LOUISIANA
Bossier City                   77,900        751        01/07/85         50.0
   Gould Dr.

NEBRASKA
Omaha                          46,200        410        11/19/84         69.5
   South 86th St.

NEW HAMPSHIRE
Manchester                     61,100        507        11/30/84         49.2
   South Willow St.

NEW JERSEY
Delran                         63,300        594        06/20/84         71.2
   Route 130

                               Net         Number
                             Rentable        of          Date of      Ownership
Location                   Square Feet     Spaces      Acquisition    Percentage
--------                   -----------     ------      -----------    ----------
OHIO
Arlington                      62,900        463        05/31/85         55.0%
   Arlington Center
Cincinnati                     71,900        649        06/27/84        100.0
   Mt. Carmel
Columbus                       63,600        547        05/31/85         55.0
   Busch Blvd.
Columbus                       61,300        591        07/11/85         55.0
   Kenny Road
Columbus                       80,800        612        05/31/85         55.0
   Kinnear Road
Columbus                       63,900        551        07/11/85         55.0
   Morse
Dayton                         66,000        610        07/11/85         55.0
   Executive Blvd.
Dayton                         61,300        411        07/11/85         55.0
   Needmore Road
Fairfield                      52,300        407        03/14/85         50.0
   Dixie Highway II
Grove City                     52,000        525        06/07/85         55.0
   Marlane Drive
Reynoldsburg                   65,500        573        06/07/85         55.0
   Gender
Springfield                    40,400        352        07/11/85         55.0
   W. Leffel
Westerville                    64,200        576        07/11/85         55.0
   Westerville Road
Worthington                    74,400        557        05/31/85         55.0
   Billingsley

OKLAHOMA
Oklahoma                       83,200        631        08/31/84        100.0
   West Reno II

OREGON
Portland                       44,300        495        03/01/85         75.0
   N.E. 92nd St.

PENNSYLVANIA
Montgomeryville                63,400        533        12/13/84         50.0
   Route 309

TENNESSEE
Chattanooga                    82,100        507        03/06/85         70.3
   Pryor Drive

                               Net         Number
                             Rentable        of          Date of      Ownership
Location                   Square Feet     Spaces      Acquisition    Percentage
--------                   -----------     ------      -----------    ----------
TEXAS
Austin                         33,000        231        12/11/84         75.0%
   E. Ben White Blvd.
Austin                         56,200        529        12/11/84         75.0
   N. Lamar Blvd.
Dallas (1)                     41,800        421        09/28/84         50.5
   Cockrell Hill Rd.
Dallas                        110,100       1,099       08/31/84        100.0
   Walnut Hill Lane
Fort Worth                     42,000        338        12/12/84         50.0
   Hemphill St.
Garland                        37,600        372        05/16/84         86.3
   W. Kingsley II
Hurst                          49,500        390        02/05/85         50.0
   Hurst Blvd.
Irving                         69,900        553        08/31/84        100.0
   E. Airport Fwy.

VIRGINIA
Newport News Jefferson Dr      79,300        740        08/17/84         88.5

(1) Includes Dallas/Cockrell Hill II located in Brassway, Texas which was purchased on 12/5/85 and is 50% owned by the Partnership.

         The weighted average occupancy level for the Mini-Warehouse Properties was 90% in 1997 compared to 91% in 1996. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.58 in 1997 compared to $.56 in 1996.

         Substantially  all of the  facilities  were acquired  prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Mini-Warehouse Properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that costs totaling $40,000 after December 31, 1997 will be incurred for known environmental remediation requirements for the Mini-Warehouse Properties. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                                ----------------------------------------------------------------------
                                                 1997            1996           1995            1994            1993
                                                -------         -------         -------        -------         -------
                                                                (In thousands, except per Unit data)

Total Revenues (a)                               $5,374          $4,648          $4,500         $4,401          $3,788

Depreciation and amortization (a)                   655             595             563            529             504

Net income                                        3,423           2,809           2,749          2,788           2,176

   Limited partners' share                        2,993           2,286           2,029          2,325           1,794

   General partners' share                          430             523             720            463             382

Limited partners' per unit data (b)

   Net income                                    $23.38          $17.86          $15.85         $18.16          $14.02

   Cash distributions (c)                        $27.84          $34.80          $48.72         $30.60          $25.30

As of December 31,
------------------
Cash and cash equivalents (a)                    $1,222            $289            $162         $1,757            $880

Total assets (a)                                $25,857         $26,379         $28,601        $32,819         $34,454

(a)  Restated - See Note 1 to December 31, 1997 financial statements.

(b) Limited Partners' per unit data is based on the weighted average number of units (128,000) outstanding during the year.

(c) The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the operating cash reserve of the Partnership estimated to be $6.96 per Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $3,423,000 in 1997 compared to $2,809,000 in 1996, representing an increase of $614,000, or 21.9%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,636,000 in 1997 compared to $2,496,000 during 1996, representing an increase of $140,000, or 5.6%. Cost of operations (including management fees) increased $45,000, or 4.1%, to $1,150,000 in 1997 from $1,105,000 in 1996. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, net operating income increased by $95,000, or 6.8%, from $1,391,000 in 1996 to $1,486,000 during 1997.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,691,000 in 1997 as compared to $2,129,000 during 1996, representing an increase of $562,000, or 26.4%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, as well as a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the Partnership's wholly-owned properties increased $60,000, or 10.1% from $595,000 in 1996 to $655,000 in 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

         The Partnership's net income was $2,809,000 in 1996 compared to $2,749,000 in 1995, representing an increase of $60,000, or 2.2%. The increase was primarily due to the Partnership's share of improved property operations at the Mini-Warehouse Properties combined with a reduction in environmental costs, partially offset by a reduction in interest income and an increase in depreciation expense.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,496,000 in 1996 compared to $2,394,000 during 1995, representing an increase of $102,000, or 4.3%. Cost of operations (including management fees) increased $110,000, or 11.1%, to $1,105,000 during 1996 from $995,000 in 1995, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income decreased by $8,000, or 0.6%, from $1,399,000 in 1995 to $1,391,000 during 1996.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,129,000 in 1996 as compared to $2,011,000 during 1995, representing a increase of $118,000, or 5.9%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization attributable to the Partnership's wholly-owned properties increased $32,000, or 5.7%, from $563,000 in 1995 to $595,000 in 1996. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         In 1997, most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $15,333,000 in 1997 compared to $14,855,000 during 1996, representing an increase of $478,000, or 3.2%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.58 in 1997 compared to $.56 in 1996. The weighted average occupancy levels decreased from 91% in 1996 to 90% in 1997. Cost of operations (including management fees) increased $227,000, or 4.0%, to $6,026,000 during 1997 from $5,799,000 in 1996, respectively. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $251,000, or 2.8%, from $9,056,000 in 1996 to $9,307,000 during 1997.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995: Rental income for the Mini-Warehouse Properties was $14,855,000 in 1996 compared to $14,322,000 in 1995, representing an increase of $533,000, or 3.7%. The increase in rental income was primarily attributable to increased average realized rental rates combined with increased average occupancy levels. The monthly average realized rent per square foot was $.56 in 1996 compared to $.54 in 1995. The weighted average occupancy levels were 91% in 1996 compared to 90% in 1995. Costs of operations (including management fees) increased $329,000, or 6.0%, to $5,799,000 in 1996 from $5,470,000 in 1995. This increase was primarily attributable to increases in advertising and promotion, repairs and maintenance, and office expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $204,000, or 2.3%, to $9,056,000 in 1996 from $8,852,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 1997 of $1,222,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($5,238,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $305,000, $261,000 and $162,000 in 1997, 1996 and 1995, respectively. During 1998, the Partnership anticipates approximately $313,000 of capital improvements to the Partnership's wholly-owned properties.

         Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1997 and prior years were as follows:

                                 Total            Per Unit
                              ----------          --------
           1997               $4,000,000           $27.84
           1996                4,999,000            34.80
           1995                6,999,000            48.72
           1994                4,396,000            30.60
           1993                3,634,000            25.30
           1992                2,875,000            20.00
           1991                3,344,000            23.28
           1990                2,874,000            20.00
           1989                1,706,000            11.88
           1988                2,784,000            19.38
           1987                5,028,000            35.00

          The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the operating reserve of the Partnership's estimated to be $6.26 per Unit. Future distribution levels will be based upon cash flows available for distributions (cash flows from operations and distributions form Real Estate Entities less capital improvements and necessary cash reserves).

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $123,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business park owned by the Joint Venture was managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred its business park to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


     Name                                      Positions with PSI
-------------------------    ---------------------------------------------------
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

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

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

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Venture, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

      Title                Name and Address           Amount of Beneficial      Percent
    of Class              of Beneficial Owner               Ownership           of Class
    --------           --------------------------    -------------------        --------

Units of Limited       Public Storage, Inc.              77,260 Units (1)       60.36%
Partnership Interest   701 Western Avenue
                       Glendale, CA 91201-2394 (1)


--------------------------

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

                  The Partnership owns interests in 41 properties (which exclude the property transferred to PSBPLP in January 1997); 34 of such properties are held in a general partnership comprised of the
         Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1997, the Partnership and the Joint Venture paid fees of $920,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Joint Venture's business park was managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Joint Venture of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Partnership, the Joint Venture, and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      List of Documents filed as part of the Report.

         1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules.

         2.       Financial   Statement   Schedules:   See  Index  to  Financial
                  Statements and Financial Statement Schedules.

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


                                   PS PARTNERS III, LTD.


Dated:  March 17, 1999        By:  Public Storage, Inc., General Partner

                              By:  /s/ John Reyes
                                   John Reyes
                                   Senior Vice President and
                                   Chief Financial Officer of
                                   Public Storage, Inc.
                                   (principal financial and accounting officer)

                              PS PARTNERS III, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))
                                                                        Page
                                                                     References
PS PARTNERS III, LTD.

     Report of Independent Auditors                                      F-1

     Financial Statements and Schedules:

       Balance  Sheets as of December  31, 1997 and 1996                 F-2

       For the years ended December 31, 1997, 1996 and 1995:

          Statements of Income                                           F-3

          Statements of Partners' Equity                                 F-4

          Statements of Cash Flows                                       F-5

       Notes to Financial Statements                                 F-6 - F-10

       Schedule

          Schedule III - Real Estate and Accumulated Depreciation    F-11 - F-12

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP III JOINT VENTURE

         Report of Independent Auditors                                 F-13

         Financial Statements:

         Balance Sheets as of December 31, 1997 and 1996                F-14


           For the years ended December 31, 1997, 1996 and 1995:

              Statements of Income                                      F-15

              Statements of Partners' Equity                            F-16

              Statements of Cash Flows                               F-17 - F-18

         Notes to Financial Statements                               F-19 - F-21

         Schedule

              Schedule III - Real Estate and Accumulated
               Depreciation                                          F-22 - F-24



         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners III, Ltd.

We have audited the balance sheets of PS Partners III, Ltd. as of December 31, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners III, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the financial statements have been restated to account for certain joint ventures previously consolidated by the Partnership on the equity method.







                                                               ERNST & YOUNG LLP



February 23, 1998
Los Angeles, CA

                              PS PARTNERS III, LTD.
                                 BALANCE SHEETS
                             (Restated - See Note 1)
                           December 31, 1997 and 1996

                                                                                         1997                  1996
                                                                                 -------------------------------------------

                                     ASSETS


Cash and cash equivalents                                                            $     1,222,000       $       289,000

Rent and other receivables                                                                   133,000                28,000

Real estate facilities, at cost:
     Land                                                                                  3,558,000             3,558,000
     Buildings and equipment                                                              12,770,000            12,465,000
                                                                                 -------------------------------------------
                                                                                          16,328,000            16,023,000

     Less accumulated depreciation                                                        (6,659,000)           (6,004,000)
                                                                                 -------------------------------------------
                                                                                           9,669,000            10,019,000

Investment in real estate entities                                                        14,813,000            15,992,000

Other assets                                                                                  20,000                51,000
                                                                                 -------------------------------------------

                                                                                     $    25,857,000       $    26,379,000
                                                                                 ===========================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                     $       200,000       $       144,000

Advance payments from renters                                                                 77,000                78,000

     Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
          units authorized, issued and outstanding                                        25,240,000            25,812,000
     General partner's equity                                                                340,000               345,000
                                                                                 -------------------------------------------

Total partners' equity                                                                    25,580,000            26,157,000
                                                                                 -------------------------------------------

                                                                                     $    25,857,000       $    26,379,000
                                                                                 ===========================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS III, LTD.
                              STATEMENTS OF INCOME
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995

                                                                         1997               1996               1995
                                                                  ----------------------------------------------------------

REVENUE:

Rental income                                                        $     2,636,000    $     2,496,000    $     2,394,000
Equity in earnings of real estate entities                                 2,691,000          2,129,000          2,011,000
Interest income                                                               47,000             23,000             95,000
                                                                  ----------------------------------------------------------
                                                                           5,374,000          4,648,000          4,500,000
                                                                  ----------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                           992,000            956,000            851,000
Management fees                                                              158,000            149,000            144,000
Depreciation and amortization                                                655,000            595,000            563,000
Administrative                                                               146,000            139,000            139,000
Environmental Costs                                                                -                  -             54,000
                                                                  ----------------------------------------------------------
                                                                           1,951,000          1,839,000          1,751,000
                                                                  ----------------------------------------------------------


    NET INCOME                                                       $     3,423,000    $     2,809,000    $     2,749,000
                                                                  ==========================================================

Limited partners' share of net income
     ($23.38, $17.86, and $15.85 per unit in
     1997, 1996, and 1995, respectively)                             $     2,993,000    $     2,286,000     $    2,029,000
General partner's share of net income                                        430,000            523,000            720,000
                                                                  ----------------------------------------------------------
                                                                     $     3,423,000    $     2,809,000     $    2,749,000
                                                                  =========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS III, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


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
                                                                  ==========================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS III, LTD.
                            STATEMENTS OF CASH FLOWS
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995


                                                                         1997               1996               1995
                                                                  ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                      $     3,423,000    $     2,809,000    $     2,749,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       655,000            595,000            563,000
         (Increase) decrease in rent and other receivables                  (105,000)            10,000            (22,000)
         Decrease (increase) in other assets                                  31,000            (18,000)            (1,000)
         Increase (decrease) in accounts payable                              56,000            (29,000)            39,000
         Decrease in advance payments from renters                            (1,000)            (3,000)            (7,000)
         Equity in earnings of real estate entities                       (2,691,000)        (2,129,000)        (2,011,000)
                                                                  ----------------------------------------------------------

         Total adjustments                                                (2,055,000)        (1,574,000)        (1,439,000)
                                                                  ----------------------------------------------------------

              Net cash provided by operating activities                    1,368,000          1,235,000          1,310,000
                                                                  ----------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                           3,870,000          4,152,000          4,256,000
         Additions to real estate facilities                                (305,000)          (261,000)          (162,000)
                                                                  ----------------------------------------------------------

              Net cash provided by investing activities                    3,565,000          3,891,000          4,094,000
                                                                  ----------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                        (4,000,000)        (4,999,000)        (6,999,000)
                                                                  ----------------------------------------------------------

              Net cash used in financing activities                       (4,000,000)        (4,999,000)        (6,999,000)
                                                                  ----------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         933,000            127,000         (1,595,000)

Cash and cash equivalents at the beginning of the period                     289,000            162,000          1,757,000
                                                                  ----------------------------------------------------------

Cash and cash equivalents at the end of the period                   $     1,222,000     $       289,000    $       162,000
                                                                  ==========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS III, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties that the Partnership has an interest in.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in an existing business park facility which offers industrial and office space for lease.

                  The Partnership has ownership interests in 41 properties in 15 states (collectively referred to as the "Mini-Warehouse Properties"), which excludes a property transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 34 of the properties are owned by SEI/PSP III Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 49% to 89%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities".

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Partnership. The accounts of the Joint Venture, which the Partnership does not control, are not consolidated with the Partnership and the Partnership's interest in the Joint Venture is accounted for on the equity method.

                  The Partnership does not control the Joint Venture because PSI has significant control rights with respect to the management of the properties, including the right to compel the sale of each property in the Joint Venture and the right to require the Partnership to submit operating budgets.

                  Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements for 1997, 1996, and 1995 have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity. The primary impact of this change was to reduce total assets by $29,323,000 and $29,480,000 in 1997 and 1996, respectively; the total of minority interest and liabilities was reduced by the corresponding same amount in each period. Total revenues decreased by $10,350,000, $11,216,000, and $10,863,000, respectively, in the years ended December 31, 1997, 1996, and 1995, respectively; the total of minority interest in income and expenses were reduced by the corresponding same amount in each period.

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

                  Under the terms of the general partnership agreement of the Joint Venture all depreciation and amortization with respect to each property is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's rights to receive cash flow distributions from the partnerships for any year after the first year of operation are subordinated to cash distributions to the Partnership equal to a cumulative annual 7% of its cash investment (not compounded). These agreements also specify that upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to the Partnership of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Partnership and the Joint Venture depreciate the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the properties of the Partnership and the Joint Venture to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that after December 31, 1997 it is probable that the Mini-Warehouse Properties will incur costs totaling $40,000. During 1997, 1996, and 1995, the Partnership and the Joint Venture paid $1,000, $2,000, and $47,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       Real Estate Facilities

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

3.       Investment in Real Estate Entities

                 During 1997, 1996, and 1995, the Partnership recognized earnings from the Real Estate Entities of $2,691,000, $2,129,000 and $2,011,000, respectively, and received cash distributions totaling $3,870,000, $4,152,000, and $4,256,000, respectively from the Real
         Estate Entities.

3.       Investment in Real Estate Entities (Continued)

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                        1997           1996
                                                    ------------   ------------
For the year ended December 31,
    Total revenues                                  $ 44,619,000   $ 13,345,000
    Minority interest in income                       $8,566,000             $0
    Net income                                        $9,318,000     $5,235,000

At December 31,
    Total assets, net of accumulated depreciation   $367,590,000    $45,472,000
    Total liabilities                                $12,962,000     $1,183,000
    Total minority interest                         $168,665,000             $0
    Total equity                                    $185,963,000    $44,289,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1997 and at December 31, 1997, respectively, as compared to prior periods, is the result of the January 1997 transfer of a business park owned by the Joint Venture to PSBPLP, which was formed to own and operate business parks. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K/A for 1997, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

4.       General Partners' Equity

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

5.       Related Party Transactions

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facility to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $6,537,000, $2,358,000 and $3,149,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS III, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                 Costs
                                                                     Initial Cost              subsequent
                                                           --------------------------------- to acquisition
    Date                                                                      Building &       Building &
  Acquired                Description        Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------


    6/84      Safe Place (Cincinnati)             $-            $402,000       $1,573,000        $444,000
    6/84      Safe Place (Florence)                -             185,000          740,000         319,000
    8/84      Medley                               -             584,000        1,016,000         298,000
    8/84      Oklahoma City                        -             340,000        1,310,000         357,000
    8/84      Kaplan (Irving)                      -             677,000        1,592,000         320,000
    8/84      Kaplan (Walnut Hill)                 -             971,000        2,359,000         602,000
    12/84     Pompano                              -             399,000        1,386,000         454,000
                                            ---------------------------------------------------------------

                                                  $-          $3,558,000       $9,976,000      $2,794,000
                                            ===============================================================


                                                           Gross Carrying Amount
                                                           At December 31, 1997
                                             --------------------------------------------------------------------
    Date                                                         Building &                       Accumulated
  Acquired                Description               Land        Improvements        Total        Depreciation
-----------------------------------------------------------------------------------------------------------------


    6/84      Safe Place (Cincinnati)               $402,000      $2,017,000      $2,419,000        $1,045,000
    6/84      Safe Place (Florence)                  185,000       1,059,000       1,244,000           552,000
    8/84      Medley                                 584,000       1,314,000       1,898,000           698,000
    8/84      Oklahoma City                          340,000       1,667,000       2,007,000           886,000
    8/84      Kaplan (Irving)                        677,000       1,912,000       2,589,000         1,012,000
    8/84      Kaplan (Walnut Hill)                   971,000       2,961,000       3,932,000         1,525,000
    12/84     Pompano                                399,000       1,840,000       2,239,000           941,000
                                            ---------------------------------------------------------------------

                                                  $3,558,000     $12,770,000     $16,328,000        $6,659,000
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

                       Gross Carrying Cost Reconciliation


                                               Years Ended December 31,
                                      ----------------------------------------
                                         1997          1996          1995
                                      ----------------------------------------


Balance at beginning of the period    $16,023,000    $15,762,000   $15,600,000

Additions during the period:

     Improvements, etc.                   305,000        261,000       162,000
                                      ----------------------------------------


Balance at the close of the period    $16,328,000    $16,023,000   $15,762,000
                                      ========================================





                     Accumulated Depreciation Reconciliation


                                               Years Ended December 31,
                                       -----------------------------------------
                                         1997           1996          1995
                                       -----------------------------------------


Balance at beginning of the period     $6,004,000     $5,409,000     $4,846,000

Additions during the period:

     Depreciation                          655,000        595,000       563,000
                                       -----------------------------------------

Balance at the close of the period      $6,659,000     $6,004,000    $5,409,000
                                       =========================================

(B) The aggregate cost of real estate for Federal income tax purposes is $16,365,000.

                         Report of Independent Auditors



The Partners
SEI/PSP III Joint Ventures


We have audited the balance sheets of the SEI/PSP III Joint Ventures as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP III Joint Ventures at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                           SEI/PSP III JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                               1997               1996
                                                                        --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                        $233,000            $240,000

Rent and other receivables                                                        111,000              95,000

Real estate facilities, at cost:
     Land                                                                      10,298,000          11,834,000
     Buildings and equipment                                                   56,161,000          62,858,000
                                                                        --------------------------------------
                                                                               66,459,000          74,692,000

         Less accumulated depreciation                                        (28,399,000)        (29,779,000)
                                                                        --------------------------------------
                                                                               38,060,000          44,913,000

Investment in real estate entity                                                5,608,000                   -

Other assets                                                                      124,000             224,000
                                                                        --------------------------------------

                                                                              $44,136,000         $45,472,000
                                                                        ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                 $732,000            $750,000

Advance payments from renters                                                     399,000             433,000

Partners' equity:
     PS Partners III, Ltd.                                                     14,813,000          15,992,000
     Public Storage, Inc.                                                      28,192,000          28,297,000
                                                                        --------------------------------------

Total partners' equity                                                         43,005,000          44,289,000
                                                                        --------------------------------------

                                                                              $44,136,000         $45,472,000
                                                                        ======================================

                            See accompanying notes.
                                      F-14

                           SEI/PSP III JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                                 1997              1996              1995
                                                           -----------------------------------------------------

REVENUE:

Rental income                                                   $12,697,000       $13,345,000       $12,874,000
Equity in earnings of real estate entity                            344,000                 -                 -
                                                           -----------------------------------------------------
                                                                 13,041,000        13,345,000        12,874,000
                                                           -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                4,114,000         4,372,000         4,159,000
Management fees                                                     762,000           792,000           763,000
Depreciation and amortization                                     2,683,000         2,946,000         2,795,000
Environmental costs                                                       -                 -            36,000
                                                           -----------------------------------------------------
                                                                  7,559,000         8,110,000         7,753,000
                                                           -----------------------------------------------------


NET INCOME                                                       $5,482,000        $5,235,000        $5,121,000
                                                           =====================================================


Partners' share of net income:
          PS Partners III, Ltd.'s share                          $2,691,000        $2,129,000        $2,011,000
          Public Storage Inc.'s share                             2,791,000         3,106,000         3,110,000
                                                           -----------------------------------------------------
                                                                 $5,482,000        $5,235,000        $5,121,000
                                                           =====================================================

                            See accompanying notes.
                                      F-15

                           SEI/PSP III JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


                                                                   PS Partners        Public Storage
                                                                   III., Ltd.              Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1994                                        $20,260,000        $28,090,000        $48,350,000

Net income                                                             2,011,000          3,110,000          5,121,000

Distributions                                                         (4,256,000)        (3,017,000)        (7,273,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1995                                         18,015,000         28,183,000         46,198,000

Net income                                                             2,129,000          3,106,000          5,235,000

Distributions                                                         (4,152,000)        (2,992,000)        (7,144,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1996                                         15,992,000         28,297,000         44,289,000

Net income                                                             2,691,000          2,791,000          5,482,000

Distributions                                                         (3,870,000)        (2,896,000)        (6,766,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1997                                        $14,813,000        $28,192,000        $43,005,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-16

                           SEI/PSP III JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                              1997            1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $5,482,000      $5,235,000      $5,121,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,683,000        2,946,000       2,795,000
         Increase in rent and other receivables                                (16,000)         (34,000)        (18,000)
         Decrease (increase) in other assets                                   100,000          (78,000)         (7,000)
         (Decrease) increase in accounts payable                               (18,000)         (10,000)        132,000
         Decrease in advance payments from renters                             (34,000)          (1,000)        (45,000)
         Equity in earnings of real estate entity                             (344,000)               -               -
                                                                        -------------------------------------------------

         Total adjustments                                                   2,371,000        2,823,000       2,857,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      7,853,000        8,058,000       7,978,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

         Distributions from real estate entity                                 135,000                -               -
         Additions to real estate facilities                                (1,229,000)        (967,000)       (786,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                        (1,094,000)        (967,000)       (786,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (6,766,000)      (7,144,000)     (7,273,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (6,766,000)      (7,144,000)     (7,273,000)
                                                                        -------------------------------------------------

Net decrease in cash and cash equivalents                                       (7,000)         (53,000)        (81,000)

Cash and cash equivalents at the beginning of the period                       240,000          293,000         374,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $233,000         $240,000        $293,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                           SEI/PSP III JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)



                                                                                   1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                            $(5,399,000)       $-           $-

     Transfer of real estate facility for interest in real estate entity,
        net                                                                        5,399,000         -            -

                            See accompanying notes.
                                      F-18

                           SEI/PSP III JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       Description of Partnership

                  SEI/PSP III Joint Ventures (the "Joint Venture") was formed on December 31, 1990 in connection with the consolidation of 23 separate general partnerships between Public Storage Inc. ("PSI") and PS Partners III, Ltd. ("PSP III"). The Joint Venture, through its predecessor general partnerships, invested in existing mini-warehouse facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Joint Venture owns 34 properties (referred to hereinafter as the "Mini-Warehouses"), which excludes one property which was transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP III is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 49% to 89%.

2.       Summary of Significant Accounting Policies and Partnership Matters

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Joint Venture.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's right to receive cash flow distributions for any year after the first year of operation are subordinated to cash distributions to PSP III equal to a cumulative annual 7% of its cash investment (not compounded). In addition, upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to PSP III of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Joint Venture depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

         Revenue Recognition
         -------------------

                  Property rents are recognized as earned.

         Allocation of Net Income to PSP III and PSI
         -------------------------------------------

                  Net income prior to depreciation is allocated to PSP III and PSI based upon their relative ownership interest in each property and the results of each property.

                  Under the terms of the general  partnership  agreement  of the
         Joint Venture all depreciation and amortization with respect to each Joint Venture is allocated solely to PSP III until it recovers its initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to PSP III and PSI in proportion to their ownership percentages.

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

         Cash Distributions
         ------------------

                  The  general  partnership   agreement  of  the  Joint  Venture
         provides for regular distributions of cash flow from operations (as defined).

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Joint Venture considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based upon these evaluations, the Joint Venture accrued a total of $36,000 of environmental expense in 1995. Although there can be no assurance, the Joint Venture is not aware of any additional unaccrued environmental contamination of the Mini-Warehouses.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Real Estate Facilities

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Joint Venture adopted Statement 121 in 1996 and the adoption had no effect.

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

4.       Investment in real estate entity

                  In 1997, the Joint Venture recognized $344,000 in equity in earnings of real estate entities with respect to the investment in PSBPLP described in Note 3 above.

4.       Investment in real estate entity (Continued)

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                1997
                                                            ------------
     For the year ended December 31,
         Total revenues                                      $31,578,000
         Minority interest in income                           8,566,000
         Net income                                            3,836,000

     At December 31,
         Total assets, net of accumulated depreciation      $323,454,000
         Total liabilities                                    11,831,000
         Total minority interest                             168,665,000
         Total equity                                        142,958,000

                 PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facility to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases

                  The Joint Venture has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income

                  Taxes based on income are the responsibility of PSP III and PSI and, accordingly, the Joint Venture's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $5,735,000, $1,407,000 and $4,834,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                           SEI/PSP III JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                           Initial Cost
                                                                 ---------------------------------
    Date                                                                            Building &
  Acquired                Description              Encumbrances        Land         Improvement
--------------------------------------------------------------------------------------------------
    6/84      Delran                                    $-            $279,000       $1,472,000
    5/84      Garland                                    -             356,000          844,000
    6/84      Orange Blossom                             -             226,000          924,000
    8/84      Newport News                               -             356,000        2,395,000
    9/84      Cockrell Hill                              -             380,000          913,000
    11/84     Omaha                                      -             109,000          806,000
    11/84     Manchester                                 -             164,000        1,643,000
    12/84     Austin (Ben White)                         -             325,000          474,000
    12/84     Austin (Lamar)                             -             643,000          947,000
    12/84     Fort Worth                                 -             122,000          928,000
    11/84     Hialeah                                    -             886,000        1,784,000
    12/84     Montgomeryville                            -             215,000        2,085,000
    1/85      Bossier City                               -             184,000        1,542,000
    2/85      Simi Valley                                -             737,000        1,389,000
    3/85      Chattanooga                                -             202,000        1,573,000
    2/85      Hurst                                      -             231,000        1,220,000
    3/85      Portland                                   -             285,000          941,000
    5/85      Longwood                                   -             355,000        1,645,000
    3/85      Fern Park                                  -             144,000        1,107,000
    3/85      Fairfield                                  -             338,000        1,187,000
    4/85      Laguna Hills                               -           1,224,000        3,303,000
    7/85      Columbus (Morse Rd.)                       -             195,000        1,510,000
    7/85      Columbus (Kenney Rd.)                      -             199,000        1,531,000
    5/85      Columbus (Busch Blvd.)                     -             202,000        1,559,000
    5/85      Columbus (Kinnear Rd.)                     -             241,000        1,865,000
    6/85      Grove City/ Marlane Drive                  -             150,000        1,157,000
    6/85      Reynoldsburg                               -             204,000        1,568,000



                                                                     Gross Carrying Amount
                                                                      At December 31, 1997
                                                  -----------------------------------------------------------------
    Date                                                              Building &                       Accumulated
  Acquired                Description                    Land        Improvements        Total        Depreciation
----------------------------------------------------------------------------------------------------------------------
    6/84      Delran                                     $279,000      $1,709,000      $1,988,000          $915,000
    5/84      Garland                                     356,000       1,029,000       1,385,000           530,000
    6/84      Orange Blossom                              226,000       1,103,000       1,329,000           593,000
    8/84      Newport News                                356,000       2,923,000       3,279,000         1,512,000
    9/84      Cockrell Hill                               380,000       1,907,000       2,287,000           997,000
    11/84     Omaha                                       109,000       1,208,000       1,317,000           647,000
    11/84     Manchester                                  164,000       1,854,000       2,018,000           959,000
    12/84     Austin (Ben White)                          325,000         658,000         983,000           345,000
    12/84     Austin (Lamar)                              643,000       1,281,000       1,924,000           650,000
    12/84     Fort Worth                                  122,000         925,000       1,047,000           476,000
    11/84     Hialeah                                     886,000       2,018,000       2,904,000         1,051,000
    12/84     Montgomeryville                             215,000       2,337,000       2,552,000         1,206,000
    1/85      Bossier City                                184,000       1,809,000       1,993,000           940,000
    2/85      Simi Valley                                 737,000       1,637,000       2,374,000           836,000
    3/85      Chattanooga                                 202,000       1,876,000       2,078,000           939,000
    2/85      Hurst                                       231,000       1,403,000       1,634,000           710,000
    3/85      Portland                                    285,000       1,125,000       1,410,000           591,000
    5/85      Longwood                                    355,000       1,862,000       2,217,000           943,000
    3/85      Fern Park                                   144,000       1,286,000       1,430,000           650,000
    3/85      Fairfield                                   338,000       1,523,000       1,861,000           760,000
    4/85      Laguna Hills                              1,224,000       3,649,000       4,873,000         1,856,000
    7/85      Columbus (Morse Rd.)                        195,000       1,721,000       1,916,000           840,000
    7/85      Columbus (Kenney Rd.)                       199,000       1,788,000       1,987,000           856,000
    5/85      Columbus (Busch Blvd.)                      202,000       1,797,000       1,999,000           884,000
    5/85      Columbus (Kinnear Rd.)                      241,000       2,085,000       2,326,000         1,027,000
    6/85      Grove City/ Marlane Drive                   150,000       1,388,000       1,538,000           667,000
    6/85      Reynoldsburg                                204,000       1,790,000       1,994,000           888,000


                           SEI/PSP III JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------------

    5/85      Worthington                                -             221,000        1,824,000         217,000
    7/85      Westerville                                -             199,000        1,517,000         281,000
    5/85      Arlington                                  -             201,000        1,497,000         262,000
    7/85      Springfield                                -              90,000          699,000         169,000
    7/85      Dayton (Needmore Road)                     -             144,000        1,108,000         275,000
    7/85      Dayton (Executive Blvd.)                   -             160,000        1,207,000         295,000
    7/85      Lilburn                                    -             331,000          969,000         150,000
                                                  ---------------------------------------------------------------

                                                        $-         $10,298,000      $47,133,000      $9,028,000
                                                  ===============================================================


                                                                      Gross Carrying Amount
                                                                       At December 31, 1997
                                                  ------------------------------------------------------------------
    Date                                                              Building &                       Accumulated
  Acquired                Description                    Land        Improvements        Total        Depreciation
----------------------------------------------------------------------------------------------------------------------

    5/85      Worthington                                 221,000       2,041,000       2,262,000         1,008,000
    7/85      Westerville                                 199,000       1,798,000       1,997,000           871,000
    5/85      Arlington                                   201,000       1,759,000       1,960,000           853,000
    7/85      Springfield                                  90,000         868,000         958,000           425,000
    7/85      Dayton (Needmore Road)                      144,000       1,383,000       1,527,000           688,000
    7/85      Dayton (Executive Blvd.)                    160,000       1,502,000       1,662,000           737,000
    7/85      Lilburn                                     331,000       1,119,000       1,450,000           549,000
                                                  --------------------------------------------------------------------

                                                      $10,298,000     $56,161,000     $66,459,000       $28,399,000
                                                  ====================================================================

                           SEI/PSP III JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       Gross Carrying Cost Reconciliation


                                                  Years Ended December 31,
                                         --------------------------------------
                                            1997        1996          1995
                                         --------------------------------------


Balance at beginning of the period       $74,692,000  $73,725,000   $72,939,000

Additions during the period:

     Improvements, etc.                    1,229,000      967,000       786,000

 Deductions during the period:

    Disposition of real estate            (9,462,000)           -             -
                                         --------------------------------------

Balance at the close of the period       $66,459,000  $74,692,000   $73,725,000
                                         ======================================





                     Accumulated Depreciation Reconciliation


                                                   Years Ended December 31,
                                          --------------------------------------
                                             1997         1996         1995
                                          --------------------------------------


Balance at beginning of the period        $29,779,000   $26,833,000  $24,038,000

Additions during the period:

     Depreciation                           2,683,000     2,946,000    2,795,000

Deductions during the period:

     Disposition of real estate            (4,063,000)            -            -
                                          --------------------------------------

Balance at the close of the period        $28,399,000   $29,779,000  $26,833,000
                                          ======================================

(B) The aggregate cost of real estate for Federal income tax purposes is $66,384,000.