Form 10-Q/A
period 1998-03-31
PS PARTNERS III LTD
filed 1999-03-18
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ----------------

Commission File Number 0-13479
                       -------

                              PS PARTNERS III, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3920904
----------------------------------------                ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

           701 Western Avenue
          Glendale, California                                91201-2394
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 1998
              and December 31, 1997                                      2

         Condensed statements of income for the three
              months ended March 31, 1998 and 1997                       3

         Condensed statements of cash flows for the three
              months ended March 31, 1998 and 1997                       4

         Notes to condensed financial statements                         5

         Management's discussion and analysis of financial condition
              and results of operations                                  6-8

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                       9

                              PS PARTNERS III, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                     March 31,        December 31,
                                                                                        1998              1997
                                                                                 ------------------------------------
                                                                                    (Unaudited)
                                                                              (Restated - See Note 5)
                                ASSETS
                                ------


Cash and cash equivalents                                                               $1,552,000         $1,222,000

Rent and other receivables                                                                  85,000            133,000

Real estate facilities, at cost:
     Land                                                                                3,558,000          3,558,000
     Buildings and equipment                                                            12,841,000         12,770,000
                                                                                 ------------------------------------
                                                                                        16,399,000         16,328,000

     Less accumulated depreciation                                                      (6,824,000)        (6,659,000)
                                                                                 ------------------------------------
                                                                                         9,575,000          9,669,000

Investment in real estate entities                                                      14,456,000         14,813,000

Other assets                                                                                25,000             20,000
                                                                                 ------------------------------------

                                                                                       $25,693,000        $25,857,000
                                                                                 ====================================


                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------


Accounts payable                                                                          $119,000           $200,000

Advance payments from renters                                                               82,000             77,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
       units authorized, issued and outstanding                                         25,153,000         25,240,000
     General partner's equity                                                              339,000            340,000
                                                                                 ------------------------------------

Total partners' equity                                                                  25,492,000         25,580,000
                                                                                 ------------------------------------

                                                                                       $25,693,000        $25,857,000
                                                                                 ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS III, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,
                                                              ------------------------------------
                                                                     1998              1997
                                                              ------------------------------------

REVENUE:

Rental income                                                          $682,000           $640,000
Equity in earnings of real estate entities                              669,000            577,000
Interest income                                                          20,000              6,000
                                                              ------------------------------------
                                                                      1,371,000          1,223,000
                                                              ------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      231,000            242,000
Management fees                                                          41,000             38,000
Depreciation and amortization                                           165,000            158,000
Administrative                                                           22,000             22,000
                                                              ------------------------------------
                                                                        459,000            460,000
                                                              ------------------------------------

NET INCOME                                                             $912,000           $763,000
                                                              ====================================

Limited partners' share of net income
     ($6.28 per unit in 1998 and
     $5.13 per unit in 1997)                                           $804,000           $656,000
General partner's share of net income                                   108,000            107,000
                                                              ------------------------------------
                                                                       $912,000           $763,000
                                                              ====================================

                            See accompanying notes.
                                       3

                              PS PARTNERS III, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------------
                                                                                  1998                1997
                                                                           ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                      $912,000            $763,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                165,000             158,000
         Decrease in rent and other receivables                                        48,000              15,000
         (Increase) decrease in other assets                                           (5,000)             15,000
         Decrease in accounts payable                                                 (81,000)            (78,000)
         Increase in advance payments from renters                                      5,000                   -
         Equity in earnings of real estate entities                                  (669,000)           (577,000)
                                                                           ---------------------------------------

             Total adjustments                                                       (537,000)           (467,000)
                                                                           ---------------------------------------

             Net cash provided by operating activities                                375,000             296,000
                                                                           ---------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                                    1,026,000             728,000
         Additions to real estate facilities                                          (71,000)           (107,000)
                                                                           ---------------------------------------

             Net cash provided by investing activities                                955,000             621,000
                                                                           ---------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                                 (1,000,000)         (1,000,000)
                                                                           ---------------------------------------

             Net cash used in financing activities                                 (1,000,000)         (1,000,000)
                                                                           ---------------------------------------

Net increase in cash and cash equivalents                                             330,000             (83,000)

Cash and cash equivalents at the beginning of the period                            1,222,000             289,000
                                                                           ---------------------------------------

Cash and cash equivalents at the end of the period                                 $1,552,000            $206,000
                                                                           =======================================

                            See accompanying notes.
                                       4

                              PS PARTNERS III, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K/A for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                Three Months Ended March 31,
                                              -------------------------------
                                                  1998              1997
                                              -------------     -------------
  Total revenues...........................    $18,056,000        $9,221,000
  Minority interest in income..............     $2,814,000        $1,813,000
  Net income...............................     $4,999,000        $1,259,000

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         The Partnership's net income for the three months ended March 31, 1998 was $912,000 compared to $763,000 for the three months ended March 31, 1997, representing an increase of $149,000, or 20%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $682,000 compared to $640,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $42,000, or 7%. Cost of operations (including management fees) decreased $8,000, or 3%, to $272,000 from $280,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $50,000, or 14%, from $360,000 to $410,000 for the three months ended March 31, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $669,000 in the three months ended March 31, 1998 as compared to $577,000 during the three months ended March 31, 1997, representing an increase of $92,000, or 16%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $7,000, or 4%, from $158,000 to $165,000 for the three months ended March 31, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         Rental income for the Mini-Warehouse Properties was $3,846,000 compared to $3,706,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $140,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.59 compared to $.57 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 89% for the three months ended March 31, 1997 and 1998. Cost of operations
(including management fees) decreased $25,000, or 2%, to $1,504,000 from $1,529,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $165,000, or 8%, from $2,177,000 to $2,342,000 for the three months ended March 31, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,401,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $313,000 of capital improvements with respect to the Partnership's wholly-owned facilities. Total capital improvements were $71,000 for the three months ended March 31, 1998 with respect to these properties.

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


                           DATED:  March 18, 1999



                                   PS PARTNERS III, LTD.

                           BY:     Public Storage, Inc.
                                   General Partner



                           BY:     /s/ John Reyes
                                   --------------------------------------------
                                   John Reyes
                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)