Form 10-Q/A
period 1998-06-30
PS PARTNERS III LTD
filed 1999-03-18
CIK 741513

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1998
              and December 31, 1997                                         2

         Condensed statements of income for the three
              and six months ended June 30, 1998 and 1997                   3

         Condensed statements of cash flows for the
              six months ended June 30, 1998 and 1997                       4

         Notes to condensed financial statements                            5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          10

                              PS PARTNERS III, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                      June 30,        December 31,
                                                                                        1998              1997
                                                                                 ------------------------------------
                                                                                    (Unaudited)
                                                                              (Restated - See Note 5)
                                ASSETS
                                ------


Cash and cash equivalents                                                               $2,404,000         $1,222,000

Rent and other receivables                                                                  15,000            133,000

Real estate facilities, at cost:
     Land                                                                                3,558,000          3,558,000
     Buildings and equipment                                                            12,876,000         12,770,000
                                                                                 ------------------------------------
                                                                                        16,434,000         16,328,000

     Less accumulated depreciation                                                      (6,993,000)        (6,659,000)
                                                                                 ------------------------------------
                                                                                         9,441,000          9,669,000

Investment in real estate entities                                                      13,910,000         14,813,000

Other assets                                                                                21,000             20,000
                                                                                 ------------------------------------

                                                                                       $25,791,000        $25,857,000
                                                                                 ====================================


                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------


Accounts payable                                                                          $163,000           $200,000

Advance payments from renters                                                               94,000             77,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
       units authorized, issued and outstanding                                         25,195,000         25,240,000
     General partner's equity                                                              339,000            340,000
                                                                                 ------------------------------------

Total partners' equity                                                                  25,534,000         25,580,000
                                                                                 ------------------------------------

                                                                                       $25,791,000        $25,857,000
                                                                                 ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS III, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                             --------------------------------------------------------------------------
                                                   1998               1997              1998               1997
                                             --------------------------------------------------------------------------

REVENUE:

Rental income                                       $693,000          $668,000         $1,375,000        $1,308,000
Equity in earnings of real estate entities           859,000           707,000          1,528,000         1,284,000
Interest income                                       30,000             9,000             50,000            15,000
                                             --------------------------------------------------------------------------
                                                   1,582,000         1,384,000          2,953,000         2,607,000
                                             --------------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                   266,000           239,000            497,000           481,000
Management fees                                       42,000            40,000             83,000            78,000
Depreciation and amortization                        169,000           163,000            334,000           321,000
Administrative                                        63,000            56,000             85,000            78,000
                                             --------------------------------------------------------------------------
                                                     540,000           498,000            999,000           958,000
                                             --------------------------------------------------------------------------


NET INCOME                                        $1,042,000          $886,000         $1,954,000        $1,649,000
                                             ==========================================================================

Limited partners' share of net income
     ($13.57 per unit in 1998 and
     $11.21 per unit in 1997)                                                          $1,737,000        $1,435,000
General partner's share of net income                                                     217,000           214,000
                                                                                  -------------------------------------
                                                                                       $1,954,000        $1,649,000
                                                                                  =====================================

                            See accompanying notes.
                                       3

                              PS PARTNERS III, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                           ---------------------------------------
                                                                                  1998                1997
                                                                           ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                    $1,954,000          $1,649,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                334,000             321,000
         Decrease in rent and other receivables                                       118,000               7,000
         (Increase) decrease in other assets                                           (1,000)             31,000
         Decrease in accounts payable                                                 (37,000)            (46,000)
         Increase in advance payments from renters                                     17,000               7,000
         Equity in earnings of real estate entities                                (1,528,000)         (1,284,000)
                                                                           ---------------------------------------

             Total adjustments                                                     (1,097,000)           (964,000)
                                                                           ---------------------------------------

             Net cash provided by operating activities                                857,000             685,000
                                                                           ---------------------------------------

CASH FLOWS PROVIDED BY  INVESTING ACTIVITIES:

         Distributions from real estate entities                                    2,431,000           1,759,000
         Additions to real estate facilities                                         (106,000)           (214,000)
                                                                           ---------------------------------------

             Net cash provided by  investing activities                             2,325,000           1,545,000
                                                                           ---------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                                 (2,000,000)         (2,001,000)
                                                                           ---------------------------------------

             Net cash used in financing activities                                 (2,000,000)         (2,001,000)
                                                                           ---------------------------------------

Net increase in cash and cash equivalents                                           1,182,000             229,000

Cash and cash equivalents at the beginning of the period                            1,222,000             289,000
                                                                           ---------------------------------------

Cash and cash equivalents at the end of the period                                 $2,404,000            $518,000
                                                                           =======================================

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

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                     Six Months Ended June 30,
                                                   -----------------------------
                                                      1998              1997
                                                   -----------       -----------
  Total revenues.............................      $43,373,000       $19,802,000
  Minority interest in income................       $5,683,000        $4,392,000
  Net income.................................      $12,904,000        $2,761,000

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the report for the quarterly period on Form 10-Q/A for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the three months ended June 30, 1998 was $1,042,000 compared to $886,000 for the three months ended June 30, 1997, representing an increase of $156,000, or 18%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

      Rental income for the Partnership's wholly-owned mini-warehouse properties was $693,000 compared to $668,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $25,000, or 3.7%. Cost of operations (including management fees) increased $29,000, or 10%, to $308,000 from $279,000 for the three months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income decreased by $4,000, or 1%, from $389,000 to $385,000 for the three months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $859,000 in the three months ended June 30, 1998 as compared to $707,000 during the three months ended June 30, 1997, representing an increase of $152,000, or 22%. This was due primarily to the Partnership's share of operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $6,000, or 4%, from $163,000 to $169,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the six months ended June 30, 1998 was $1,954,000 compared to $1,649,000 for the six months ended June 30, 1997, representing an increase of $305,000, or 19%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $1,375,000 compared to $1,308,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $67,000, or 5%.
Cost of operations (including management fees) increased $21,000,or 4%, to $580,000 from $559,000 for the six months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $46,000, or 6%, from $749,000 to $795,000 for the six months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,528,000 in the six months ended June 30, 1998 as compared to $1,284,000 during the six months ended June 30, 1997, representing an increase of $244,000, or 19%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $13,000, or 4%, from $321,000 to $334,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,978,000 compared to $3,831,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $147,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.61 compared to $.58 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 90% for the three months ended June 30, 1997 and 1998. Cost of operations (including management fees) increased $85,000, or 6%, to $1,546,000 from $1,461,000 for the three months ended June 30, 1998 and 1997, respectively. The increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, and office expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $62,000, or 3%, from $2,370,000 to $2,432,000 for the three months ended June 30, 1997 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $7,824,000 compared to $7,537,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $287,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.60 compared to $.58 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 89% for the six months ended June 30, 1997 and 1998. Cost of operations (including management fees) increased $60,000, or 2%, to $3,050,000 from $2,990,000 for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center) and property tax expenses, partially offset by a decrease in payroll expense. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $227,000, or 5%, from $4,547,000 to $4,774,000 for the six months ended June 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distribution from real estate entities ($3,288,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $313,000 of capital improvements for its wholly-owned mini warehouses. Total capital improvements were $106,000 for the six months ended June 30, 1998 with respect to these properties.

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