Form 10-Q/A
period 1998-09-30
PS PARTNERS III LTD
filed 1999-03-18
CIK 741513

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


                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 1998
              and December 31, 1997                                      2

         Condensed statements of income for the three
              and nine months ended September 30, 1998 and 1997          3

         Condensed statements of cash flows for the
              nine months ended September 30, 1998 and 1997              4

         Notes to condensed financial statements                         5

         Management's discussion and analysis of financial condition
              and results of operations                                  6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                       11

                              PS PARTNERS III, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                   September 30,      December 31,
                                                                                        1998              1997
                                                                                 ------------------------------------
                                                                                    (Unaudited)
                                                                                (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                               $2,913,000         $1,222,000

Rent and other receivables                                                                  29,000            133,000

Real estate facilities, at cost:
     Land                                                                                3,558,000          3,558,000
     Buildings and equipment                                                            12,951,000         12,770,000
                                                                                 ------------------------------------
                                                                                        16,509,000         16,328,000

     Less accumulated depreciation                                                      (7,164,000)        (6,659,000)
                                                                                 ------------------------------------
                                                                                         9,345,000          9,669,000

Investment in real estate entities                                                      13,840,000         14,813,000

Other assets                                                                                21,000             20,000
                                                                                 ------------------------------------

                                                                                       $26,148,000        $25,857,000
                                                                                 ====================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                          $228,000           $200,000

Advance payments from renters                                                               90,000             77,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
       units authorized, issued and outstanding                                         25,488,000         25,240,000
     General partner's equity                                                              342,000            340,000
                                                                                 ------------------------------------

Total partners' equity                                                                  25,830,000         25,580,000
                                                                                 ------------------------------------

                                                                                       $26,148,000        $25,857,000
                                                                                 ====================================

                            See accompanying notes.
                                       2

                              PS PARTNERS III, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                    ---------------------------------------------------------------------
                                                          1998             1997             1998              1997
                                                    ---------------------------------------------------------------------

REVENUE:

Rental income                                              $700,000         $660,000       $2,075,000        $1,968,000
Equity in earnings of real estate entities                1,051,000          748,000        2,579,000         2,032,000
Interest income                                              41,000           14,000           91,000            29,000
                                                    ---------------------------------------------------------------------
                                                          1,792,000        1,422,000        4,745,000         4,029,000
                                                    ---------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                          241,000          244,000          738,000           725,000
Management fees                                              42,000           40,000          125,000           118,000
Depreciation and amortization                               171,000          166,000          505,000           487,000
Administrative                                               42,000           41,000          127,000           119,000
                                                    ---------------------------------------------------------------------
                                                            496,000          491,000        1,495,000         1,449,000


                                                    ---------------------------------------------------------------------
NET INCOME                                               $1,296,000         $931,000       $3,250,000        $2,580,000
                                                    =====================================================================

Limited partners' share of net income
     ($22.81 per unit in 1998 and
     $17.63 per unit in 1997)                                                              $2,920,000        $2,257,000
General partner's share of net income                                                         330,000           323,000
                                                                                      -----------------------------------
                                                                                           $3,250,000        $2,580,000
                                                                                      ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS III, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Restated - See Note 5)
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                           ---------------------------------------
                                                                                  1998                1997
                                                                           ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                    $3,250,000          $2,580,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                505,000             487,000
         Decrease (increase) in rent and other receivables                            104,000              (3,000)
         (Increase) decrease in other assets                                           (1,000)             31,000
         Increase in accounts payable                                                  28,000              17,000
         Increase in advance payments from renters                                     13,000               2,000
         Equity in earnings of real estate entities                                (2,579,000)         (2,032,000)
                                                                           ---------------------------------------

             Total adjustments                                                     (1,930,000)         (1,498,000)
                                                                           ---------------------------------------

             Net cash provided by operating activities                              1,320,000           1,082,000
                                                                           ---------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                                    3,552,000           2,743,000
         Additions to real estate facilities                                         (181,000)           (264,000)
                                                                           ---------------------------------------

             Net cash provided by investing activities                              3,371,000           2,479,000
                                                                           ---------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                                 (3,000,000)         (3,000,000)
                                                                           ---------------------------------------

             Net cash used in financing activities                                 (3,000,000)         (3,000,000)
                                                                           ---------------------------------------

Net increase in cash and cash equivalents                                           1,691,000             561,000

Cash and cash equivalents at the beginning of the period                            1,222,000             289,000
                                                                           ---------------------------------------

Cash and cash equivalents at the end of the period                                 $2,913,000            $850,000
                                                                           =======================================

                            See accompanying notes.
                                       4

                              PS PARTNERS III, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1998               1997
                                                 -----------         -----------
  Total revenues.......................          $73,137,000        $31,822,000
  Minority interest in income..........           $8,696,000         $6,795,000
  Net income...........................          $23,703,000         $4,690,000

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q/A for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

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

Property Operations
-------------------

         Rental  income  for  the  Partnership's   wholly-owned   mini-warehouse
properties was $700,000 compared to $660,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $40,000, or 6%. Cost of operations (including management fees) decreased $1,000, or 1%, to $283,000 from $284,000 for the three months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $41,000, or 11%, from $376,000 to $417,000 for the three months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,051,000 in the three months ended September 30, 1998 as compared to $748,000 during the three months ended September 30, 1997, representing an increase of $303,000, or 41%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $5,000, or 3%, from $166,000 to $171,000 for the three months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

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

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,075,000 compared to $1,968,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $107,000, or 5%. Cost of operations (including management fees) increased $20,000, or 2%, to $863,000 from $843,000 for the nine months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income increased by $87,000, or 8%, from $1,125,000 to $1,212,000 for the nine months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,579,000 in the nine months ended September 30, 1998 as compared to $2,032,000 during the nine months ended September 30, 1997, representing an increase of $547,000, or 27%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $18,000, or 4%, from $487,000 to $505,000 for the nine months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental income for the Mini-Warehouse Properties was $4,065,000 compared to $3,929,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $136,000, or 3%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.62 compared to $.59 for the three months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased to 90% from 92% for the three months ended September 30, 1998 and 1997, respectively. Cost of operations (including management fees) increased $97,000, or 7%, to $1,580,000 from $1,483,000 for the three months ended September 30, 1998 and 1997, respectively. The increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), payroll, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $39,000, or 2%, from $2,446,000 to $2,485,000 for the three months ended September 30, 1997 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental  income  for  the  Mini-Warehouse   Properties  was  $11,889,000
compared to $11,466,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $423,000, or 4%. The increase in rental income was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.61 compared to $.58 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 90% for the nine months ended September 30, 1997 and 1998. Cost of operations (including management fees) increased $157,000, or 4%, to $4,630,000 from $4,473,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center) and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $266,000, or 4%, from $6,993,000 to $7,259,000 for the nine months ended September 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($4,872,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $313,000 of capital improvements for the Partnership's wholly-owned mini-warehouses. Total capital improvements were $181,000 for the nine months ended September 30, 1998 with respect to these mini-warehouses

         The Partnership paid distributions to the limited and general partners totaling $2,673,000 ($20.88 per unit) and $327,000, respectively, during the first nine months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

Impact of the Year 2000 Issue:
------------------------------

         PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

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

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

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

         The total cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership and the Joint Venture is estimated at approximately $164,000. These costs are capitalized.

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