Form 10-K
period 1998-12-31
PS PARTNERS III LTD
filed 1999-03-26
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1998
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]


--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 34 of the Partnership's 41 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 1999, PSI owned approximately 60.77% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 41 properties in which the Partnership has an interest (these 41 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

Investment Objectives and Policies
----------------------------------

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

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Mini-Warehouse Properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $86,900,000. NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 12% to 51%) in 34 of the Mini-Warehouse Properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the Mini-Warehouse Properties (an aggregate of $8,510,000). Value estimates were then made using both a direct capitalization analysis ($85,200,000) and a discounted cash flow analysis
($86,000,000). In applying the discounted cash flow analysis, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25%. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($86,000,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
         44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1998, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Weighted average occupancy levels at the Mini-Warehouse Properties were 89% in 1998 compared to 90% in 1997. The average monthly realized rent per occupied square foot for the Mini-Warehouse Properties was $.61 in 1998 compared to $.58 in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

* Professional property operation. In addition to the approximately 170 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 120 district managers, 33 regional managers and 11 divisional managers who report to the president of the mini-warehouse property operator (who has 15 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998 about the Mini-Warehouse Properties:


                              Net               Number
                            Rentable              of                Date of           Ownership
Location                  Square Feet           Spaces            Acquisition         Percentage
--------                  -----------           ------            -----------         ----------
CALIFORNIA
Laguna Hills                  72,900              676              04/10/85             50.0%
   E. Pacifico
Simi Valley                   50,700              521              02/01/85             50.9
   First St.

FLORIDA
Fern Park                     37,400              405              03/19/85             50.0
   U.S. Highway
Hialeah                       62,400              730              11/29/84             50.0
   Red Road - W 4th Ave.
Longwood                      62,800              600              05/03/85             50.3
   U.S. Highway
Medley                        48,800              518              08/31/84            100.0
   N.W. S. River
Orlando                       34,500              357              06/22/84             74.6
   45th - Orange Blossom
Pompano Beach                 43,700              338              12/19/84            100.0
   S.W. 2nd St.

GEORGIA
Lilburn                       35,600              297              07/10/85             50.0
   Indian Trail Rd.

KENTUCKY
Florence                      39,900              314              06/27/84            100.0
   Industrial Hwy

LOUISIANA
Bossier City                  77,900              751              01/07/85             50.0
   Gould Dr.

NEBRASKA
Omaha                         46,300              392              11/19/84             69.5
   South 86th St.

NEW HAMPSHIRE
Manchester                    61,100              507              11/30/84             49.2
   South Willow St.

NEW JERSEY
Delran                        63,100              594              06/20/84             71.2
   Route 130



                              Net               Number
                            Rentable              of                Date of           Ownership
Location                  Square Feet           Spaces            Acquisition         Percentage
--------                  -----------           ------            -----------         ----------
OHIO
Arlington                     62,900              463              05/31/85             55.0%
   Arlington Center
Cincinnati                    70,300              645              06/27/84            100.0
   Mt. Carmel
Columbus                      63,600              547              05/31/85             55.0
   Busch Blvd.
Columbus                      61,300              591              07/11/85             55.0
   Kenny Road
Columbus                      80,800              612              05/31/85             55.0
   Kinnear Road
Columbus                      63,900              539              07/11/85             55.0
   Morse
Dayton                        65,700              568              07/11/85             55.0
   Executive Blvd.
Dayton                        61,100              403              07/11/85             55.0
   Needmore Road
Fairfield                     52,000              380              03/14/85             50.0
   Dixie Highway II
Grove City                    52,000              509              06/07/85             55.0
   Marlane Drive
Reynoldsburg                  65,500              573              06/07/85             55.0
   Gender
Springfield                   40,400              350              07/11/85             55.0
   W. Leffel
Westerville                   64,200              578              07/11/85             55.0
   Westerville Road
Worthington                   74,400              557              05/31/85             55.0
   Billingsley

OKLAHOMA
Oklahoma                      83,500              576              08/31/84            100.0
   West Reno II

OREGON
Portland                      44,300              495              03/01/85             75.0
   N.E. 92nd St.

PENNSYLVANIA
Montgomeryville               63,400              532              12/13/84             50.0
   Route 309

TENNESSEE
Chattanooga                   82,100              507              03/06/85             70.3
   Pryor Drive



                              Net               Number
                            Rentable              of                Date of           Ownership
Location                  Square Feet           Spaces            Acquisition         Percentage
--------                  -----------           ------            -----------         ----------
TEXAS
Austin                        33,300              232              12/11/84             75.0%
   E. Ben White Blvd.
Austin                        56,200              529              12/11/84             75.0
   N. Lamar Blvd.
Dallas (1)                    63,900              513              09/28/84             50.5
   Cockrell Hill Rd.
Dallas                       114,900             1,047             08/31/84            100.0
   Walnut Hill Lane
Fort Worth                    42,000              338              12/12/84             50.0
   Hemphill St.
Garland                       37,400              365              05/16/84             86.3
   W. Kingsley II
Hurst                         49,500              390              02/05/85             50.0
   Hurst Blvd.
Irving                        69,900              553              08/31/84            100.0
   E. Airport Fwy.

VIRGINIA
Newport News Jefferson Dr     79,600              663              08/17/84             88.5


-----------------------------

(1) Includes Dallas/Cockrell Hill II located in Brassway, Texas which was purchased on 12/5/85 and is 50% owned by the Partnership.

         The weighted average occupancy level for the Mini-Warehouse Properties was 89% in 1998 compared to 90% in 1997. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.61 in 1998 compared to $.58 in 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 2,369 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                   For the Years Ended December 31,
                                               --------------------------------------------------------------------------
                                                  1998            1997            1996            1995            1994
                                               ----------      ----------      ----------      ----------      ----------
                                                                (In thousands, except per Unit data)
Total Revenues                                   $6,471          $5,374          $4,648         $4,500          $4,401

Depreciation and amortization                       680             655             595            563             529

Net income                                        4,447           3,423           2,809          2,749           2,788

   Limited partners' share                        4,006           2,993           2,286          2,029           2,325

   General partners' share                          441             430             523            720             463

Limited partners' per unit data (a)

   Net income                                    $31.30          $23.38          $17.86         $15.85          $18.16

   Cash distributions (b)                        $27.84          $27.84          $34.80         $48.72          $30.60

As of December 31,
------------------
Cash and cash equivalents                        $3,122          $1,222            $289           $162          $1,757

Total assets                                    $26,337         $25,857         $26,379        $28,601         $32,819



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

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS.

LOOKING FORWARD STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income was $4,447,000 in 1998 compared to $3,423,000 in 1997, representing an increase of $1,024,000, or 29.9%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $2,764,000 in 1998 compared to $2,636,000 during 1997, representing an increase of $128,000, or 4.9%. Cost of operations (including management fees) increased $38,000, or 3.3%, to $1,188,000 in 1998 from $1,150,000 in 1997. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, net operating income increased by $90,000, or 6.1%, from $1,486,000 in 1997 to $1,576,000 during 1998.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,574,000 in 1998 as compared to $2,691,000 during 1997, representing an increase of $883,000, or 32.8%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, as well as a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization for the Partnership's wholly-owned properties increased $25,000, or 3.8% from $655,000 in 1997 to $680,000 in 1998. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $3,423,000 in 1997 compared to $2,809,000 in 1996, representing an increase of $614,000, or 21.9%. The increase is due primarily to the Partnership share of an improvement in operations of the mini-warehouses in which the Partnership has an interest and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 1998 and 1997, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $15,813,000 in 1998 compared to $15,333,000 during 1997, representing an increase of $480,000, or 3.1%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.61 in 1998 compared to $.58 in 1997. The weighted average occupancy levels decreased from 90% in 1997 to 89% in 1998. Cost of operations (including management fees) increased $237,000, or 3.9%, to $6,263,000 during 1998 from $6,026,000 in 1997. This increase was primarily attributable to increases in advertising and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $243,000, or 2.6%, from $9,307,000 in 1997 to $9,550,000 during
1998.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $15,333,000 in 1997 compared to $14,855,000 during 1996, representing an increase of $478,000, or 3.2%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.58 in 1997 compared to $.56 in 1996. The weighted average occupancy levels decreased from 91% in 1996 to 90% in 1997. Cost of operations (including management fees) increased $227,000, or 4.0%, to $6,026,000 during 1997 from $5,799,000 in 1996. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $251,000, or 2.8%, from $9,056,000 in 1996 to $9,307,000 during 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on hand at December 31, 1998 of $3,122,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($6,192,000 for the year ended December 31, 1998) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $292,000, $305,000 and $261,000 in 1998, 1997 and 1996, respectively. During 1999, the Partnership anticipates approximately $194,000 of capital improvements to the Partnership's wholly-owned properties.

         Total distributions paid to the General Partners and the limited partners (including the per Unit amounts) for 1998 and prior years were as follows:

                                     Total             Per Unit
                                   ----------         ----------
              1998                 $4,000,000           $27.84
              1997                  4,000,000            27.84
              1996                  4,999,000            34.80
              1995                  6,999,000            48.72
              1994                  4,396,000            30.60
              1993                  3,634,000            25.30
              1992                  2,875,000            20.00
              1991                  3,344,000            23.28
              1990                  2,874,000            20.00
              1989                  1,706,000            11.88
              1988                  2,784,000            19.38
              1987                  5,028,000            35.00

          The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the operating reserve of the Partnership's estimated to be $6.26 per Unit. Future distribution levels will be based upon cash flows available for distributions (cash flows from operations and distributions from Real Estate Entities less capital improvements and necessary cash reserves).

IMPACT OF YEAR 2000
-------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $184,000. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.

         None.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                                 Positions with PSI
----------------------         -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director
Daniel C. Staton               Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39 became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a

Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of John Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company .

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Realty Investments, Inc. since 1993. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Based on a review of the reports filed under Section 16 (a) of the Securities Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. and Thomas J. Barrack, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At January 1, 1999, PSI beneficially owned more than 5% of the Units of the Partnership:


       Title                 Name and Address             Amount of Beneficial       Percent
     of Class               of Beneficial Owner                 Ownership            of Class
--------------------    ----------------------------     ---------------------       --------
Units of Limited        Public Storage, Inc.                77,780 Units (1)          60.77%
Partnership Interest    701 Western Avenue
                        Glendale, CA 91201-2394  (1)


-----------------------------

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

                  The Partnership owns interests in 41 properties (which exclude the property transferred to PSBPLP in January 1997); 34 of such properties are held in a general partnership comprised of the

         Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1998, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 1998, approximately $400,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 41 properties (which exclude the property transferred to PSBPLP in January 1997); 34 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1998, the Partnership and the Joint Venture paid fees of $949,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Joint Venture's business park was managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Joint Venture of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture, PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

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


                                PS PARTNERS III, LTD.
Dated:   March 26, 1999         By:  Public Storage, Inc., General Partner

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


        Signature                                   Capacity                                 Date
----------------------------     -------------------------------------------------     ---------------

/s/ B. Wayne Hughes              Chairman of the Board and Chief                        March 26, 1999
----------------------------     Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                  General Partner (principal executive officer)


/s/ Harvey Lenkin                President and Director                                 March 26, 1999
----------------------------     of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.         Vice President and Director                            March 26, 1999
----------------------------     of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                   Senior Vice President and Chief Financial Officer      March 26, 1999
----------------------------     of Public Storage, Inc. (principal financial
John Reyes                       officer and principal accounting officer)


/s/ Robert J. Abernethy          Director of Public Storage, Inc.                       March 26, 1999
----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff             Director of Public Storage, Inc.                       March 26, 1999
----------------------------
Dann V. Angeloff

/s/ William C. Baker             Director of Public Storage, Inc.                       March 26, 1999
----------------------------
William C. Baker

                                 Director of Public Storage, Inc.
----------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham               Director of Public Storage, Inc.                       March 26, 1999
----------------------------
Uri P. Harkham

                                 Director of Public Storage, Inc.
----------------------------
Daniel C. Staton


                              PS PARTNERS III, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))
                                                                        Page
                                                                     References
                                                                     ----------
PS PARTNERS III, LTD.

     Report of Independent Auditors                                      F-1

     Financial Statements and Schedules:

       Balance  Sheets as of December  31, 1998 and 1997                 F-2

       For the years ended December 31, 1998, 1997 and 1996:

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

     SEI/PSP III JOINT VENTURE

         Report of Independent Auditors                                 F-13

         Financial Statements:

         Balance Sheets as of December 31, 1998 and 1997                F-14

           For the years ended December 31, 1998, 1997 and 1996:

              Statements of Income                                      F-15

              Statements of Partners' Equity                            F-16

              Statements of Cash Flows                               F-17 - F-18

         Notes to Financial Statements                               F-19 - F-22

         Schedule

            Schedule III - Real Estate and Accumulated Depreciation  F-23 - F-25


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners III, Ltd.

We have audited the balance sheets of PS Partners III, Ltd. as of December 31, 1998 and 1997 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners III, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP



February 10, 1999
Los Angeles, CA

                              PS PARTNERS III, LTD.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                             1998                  1997
                                                                     -------------------------------------------

                                     ASSETS


Cash and cash equivalents                                                $     3,122,000       $     1,222,000

Rent and other receivables                                                        16,000               133,000

Real estate facilities, at cost:
     Land                                                                      3,558,000             3,558,000
     Buildings and equipment                                                  13,062,000            12,770,000
                                                                     -------------------------------------------
                                                                              16,620,000            16,328,000

     Less accumulated depreciation                                            (7,339,000)           (6,659,000)
                                                                     -------------------------------------------
                                                                               9,281,000             9,669,000

Investment in real estate entities                                            13,897,000            14,813,000

Other assets                                                                      21,000                20,000
                                                                     -------------------------------------------

                                                                         $    26,337,000       $    25,857,000
                                                                     ===========================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                         $       228,000        $      200,000

Advance payments from renters                                                     82,000                77,000

     Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
          units authorized, issued and outstanding                            25,683,000            25,240,000
     General partner's equity                                                    344,000               340,000
                                                                     -------------------------------------------

Total partners' equity                                                        26,027,000            25,580,000
                                                                     -------------------------------------------

                                                                         $    26,337,000       $    25,857,000
                                                                     ===========================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS III, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996

                                                                         1998               1997               1996
                                                                  ----------------------------------------------------------

REVENUE:

Rental income                                                        $     2,764,000    $     2,636,000    $     2,496,000
Equity in earnings of real estate entities                                 3,574,000          2,691,000          2,129,000
Interest income                                                              133,000             47,000             23,000
                                                                  ----------------------------------------------------------
                                                                           6,471,000          5,374,000          4,648,000
                                                                  ----------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                         1,022,000            992,000            956,000
Management fees                                                              166,000            158,000            149,000
Depreciation and amortization                                                680,000            655,000            595,000
Administrative                                                               156,000            146,000            139,000
                                                                  ----------------------------------------------------------
                                                                           2,024,000          1,951,000          1,839,000
                                                                  ----------------------------------------------------------


    NET INCOME                                                       $     4,447,000    $     3,423,000    $     2,809,000
                                                                  ==========================================================

Limited partners' share of net income
     ($31.30, $23.38, and $17.86 per unit in
     1997, 1996, and 1995, respectively)                             $     4,006,000    $     2,993,000     $    2,286,000
General partner's share of net income                                        441,000            430,000            523,000
                                                                  ----------------------------------------------------------
                                                                     $     4,447,000    $     3,423,000     $    2,809,000
                                                                  =========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS III, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1998, 1997, and 1996


                                                                       Limited            General
                                                                       Partners           Partners             Total
                                                                  ----------------------------------------------------------

Balances at December 31, 1995                                         $   27,980,000     $      367,000     $   28,347,000

Net income                                                                 2,286,000            523,000          2,809,000

Distributions                                                             (4,454,000)          (545,000)        (4,999,000)
                                                                  ----------------------------------------------------------

Balances at December 31, 1996                                             25,812,000            345,000         26,157,000

Net income                                                                 2,993,000            430,000          3,423,000

Distributions                                                             (3,565,000)          (435,000)        (4,000,000)
                                                                  ----------------------------------------------------------

Balances at December 31, 1997                                             25,240,000            340,000         25,580,000

Net income                                                                 4,006,000            441,000          4,447,000

Distributions                                                             (3,563,000)          (437,000)        (4,000,000)
                                                                  ----------------------------------------------------------

Balances at December 31, 1998                                         $   25,683,000     $      344,000     $   26,027,000
                                                                  ==========================================================

                             See accompanying notes.
                                       F-4

                              PS PARTNERS III, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996


                                                                         1998               1997               1996
                                                                  ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                      $     4,447,000    $     3,423,000    $     2,809,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       680,000            655,000            595,000
         Decrease (increase) in rent and other receivables                   117,000           (105,000)            10,000
         (Increase) decrease in other assets                                  (1,000)            31,000            (18,000)
         Increase (decrease) in accounts payable                              28,000             56,000            (29,000)
         Increase (decrease) in advance payments from renters                  5,000             (1,000)            (3,000)
         Equity in earnings of real estate entities                       (3,574,000)        (2,691,000)        (2,129,000)
                                                                  ----------------------------------------------------------

         Total adjustments                                                (2,745,000)        (2,055,000)        (1,574,000)
                                                                  ----------------------------------------------------------

              Net cash provided by operating activities                    1,702,000          1,368,000          1,235,000
                                                                  ----------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                           4,490,000          3,870,000          4,152,000
         Additions to real estate facilities                                (292,000)          (305,000)          (261,000)
                                                                  ----------------------------------------------------------

              Net cash provided by investing activities                    4,198,000          3,565,000          3,891,000
                                                                  ----------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                        (4,000,000)        (4,000,000)        (4,999,000)
                                                                  ----------------------------------------------------------

              Net cash used in financing activities                       (4,000,000)        (4,000,000)        (4,999,000)
                                                                  ----------------------------------------------------------

Net increase in cash and cash equivalents                                  1,900,000            933,000            127,000

Cash and cash equivalents at the beginning of the period                   1,222,000            289,000            162,000
                                                                  ----------------------------------------------------------

Cash and cash equivalents at the end of the period                   $     3,122,000    $     1,222,000    $       289,000
                                                                  ==========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS III, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations, and became the operator of the mini-warehouse properties in which the Partnership has an interest.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in an existing business park facility which offers industrial and office space for lease.

                  The Partnership has ownership interests in 41 properties in 15 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude a property transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 34 of the properties are owned by SEI/PSP III Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 49% to 89%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities."

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

         Allocation of Net Income
         ------------------------

                  The General Partners' share of net income consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 4) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income is allocated to the limited partners.

         Per Unit Data
         -------------

                  Per unit data is based on the number of limited partnership units (128,000) outstanding during the year.

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $27.84, $27.84, and $34.80 for 1998, 1997, and 1996, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the properties of the Partnership and the Joint Venture to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Partnership is not aware of any environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosures.

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

3.       INVESTMENT IN REAL ESTATE ENTITIES

                 During 1998, 1997, and 1996, the Partnership recognized earnings from the Real Estate Entities of $3,574,000, $2,691,000 and $2,129,000, respectively, and received cash distributions totaling $4,490,000, $3,870,000, and $4,152,000, respectively from the Real
         Estate Entities.

3.       INVESTMENT IN REAL ESTATE ENTITIES (CONTINUED)

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                        1998            1997
                                                    -------------   ------------
For the year ended December 31,
    Total revenues                                  $ 103,798,000   $ 44,619,000
    Minority interest in income                        11,208,000      8,566,000
    Net income                                         35,036,000      9,318,000

At December 31,
    Total assets, net of accumulated depreciation    $751,932,000   $367,590,000
    Total liabilities                                  67,609,000     12,962,000
    Total minority interest                           153,015,000    168,665,000
    Total equity                                      531,308,000    185,963,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 1997 and 1998. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1998, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                  PSI has a significant economic interest in PSBPLP.

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

                  Unaudited taxable net income was $5,447,000, $6,537,000 and $2,358,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS III, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------


    6/84      Safe Place (Cincinnati)                   $-            $402,000       $1,573,000        $451,000
    6/84      Safe Place (Florence)                      -             185,000          740,000         350,000
    8/84      Medley                                     -             584,000        1,016,000         316,000
    8/84      Oklahoma City                              -             340,000        1,310,000         452,000
    8/84      Kaplan (Irving)                            -             677,000        1,592,000         366,000
    8/84      Kaplan (Walnut Hill)                       -             971,000        2,359,000         635,000
    12/84     Pompano                                    -             399,000        1,386,000         516,000
                                                  ----------------------------------------------------------------

                                                        $-          $3,558,000       $9,976,000      $3,086,000
                                                  ================================================================


                                                                    Gross Carrying Amount
                                                                     At December 31, 1998
                                                  -------------------------------------------------------------------
    Date                                                             Buildings &                      Accumulated
  Acquired                Description                   Land        Improvements        Total        Depreciation
---------------------------------------------------------------------------------------------------------------------


    6/84      Safe Place (Cincinnati)                   $402,000      $2,024,000      $2,426,000        $1,154,000
    6/84      Safe Place (Florence)                      185,000       1,090,000       1,275,000           616,000
    8/84      Medley                                     584,000       1,332,000       1,916,000           769,000
    8/84      Oklahoma City                              340,000       1,762,000       2,102,000           976,000
    8/84      Kaplan (Irving)                            677,000       1,958,000       2,635,000         1,103,000
    8/84      Kaplan (Walnut Hill)                       971,000       2,994,000       3,965,000         1,679,000
    12/84     Pompano                                    399,000       1,902,000       2,301,000         1,042,000
                                                  -------------------------------------------------------------------

                                                      $3,558,000     $13,062,000     $16,620,000        $7,339,000
                                                  ===================================================================

                              PS PARTNERS III, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       Gross Carrying Cost Reconciliation


                                                    Years Ended December 31,
                                           -------------------------------------
                                              1998        1997         1996
                                           -------------------------------------


Balance at beginning of the period         $16,328,000  $16,023,000  $15,762,000

Additions during the period:

     Improvements, etc.                        292,000      305,000      261,000
                                           -------------------------------------


Balance at the close of the period         $16,620,000  $16,328,000  $16,023,000
                                           =====================================





                    Accumulated Depreciation Reconciliation


                                                    Years Ended December 31,
                                           -------------------------------------
                                              1998         1997        1996
                                           -------------------------------------


Balance at beginning of the period          $6,659,000    $6,004,000  $5,409,000

Additions during the period:

     Depreciation                              680,000      655,000      595,000
                                           -------------------------------------

Balance at the close of the period          $7,339,000   $6,659,000   $6,004,000
                                           =====================================

(B) The aggregate cost of real estate for Federal income tax purposes is $16,657,000.

                         Report of Independent Auditors




The Partners
SEI/PSP III Joint Ventures


We have audited the balance sheets of the SEI/PSP III Joint Ventures as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP III Joint Ventures at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP

February 10, 1999
Los Angeles, CA

                           SEI/PSP III JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                                                                          1998               1997
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                   $303,000            $233,000

Rent and other receivables                                                                    96,000             111,000

Real estate facilities, at cost:
     Land                                                                                 10,298,000          10,298,000
     Buildings and equipment                                                              57,195,000          56,161,000
                                                                                   --------------------------------------
                                                                                          67,493,000          66,459,000

         Less accumulated depreciation                                                   (31,226,000)        (28,399,000)
                                                                                   --------------------------------------
                                                                                          36,267,000          38,060,000

Investment in real estate entity                                                           5,723,000           5,608,000

Other assets                                                                                 129,000             124,000
                                                                                   --------------------------------------

                                                                                         $42,518,000         $44,136,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $706,000            $732,000

Advance payments from renters                                                                409,000             399,000

Partners' equity:
     PS Partners III, Ltd.                                                                13,897,000          14,813,000
     Public Storage, Inc.                                                                 27,506,000          28,192,000
                                                                                   --------------------------------------

Total partners' equity                                                                    41,403,000          43,005,000
                                                                                   --------------------------------------

                                                                                         $42,518,000         $44,136,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-14

                           SEI/PSP III JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996



                                                                         1998              1997              1996
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $13,049,000       $12,697,000       $13,345,000
Equity in earnings of real estate entity                                    489,000           344,000                 -
                                                                   -----------------------------------------------------
                                                                         13,538,000        13,041,000        13,345,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,292,000         4,114,000         4,372,000
Management fees                                                             783,000           762,000           792,000
Depreciation and amortization                                             2,827,000         2,683,000         2,946,000
                                                                   -----------------------------------------------------
                                                                          7,902,000         7,559,000         8,110,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $5,636,000        $5,482,000        $5,235,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners III, Ltd.'s share                                  $3,574,000        $2,691,000        $2,129,000
          Public Storage Inc.'s share                                     2,062,000         2,791,000         3,106,000
                                                                   -----------------------------------------------------
                                                                         $5,636,000        $5,482,000        $5,235,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                           SEI/PSP III JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1998, 1997, and 1996



                                                                   PS Partners        Public Storage
                                                                    III, Ltd.              Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1995                                        $18,015,000        $28,183,000        $46,198,000

Net income                                                             2,129,000          3,106,000          5,235,000

Distributions                                                         (4,152,000)        (2,992,000)        (7,144,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1996                                         15,992,000         28,297,000         44,289,000

Net income                                                             2,691,000          2,791,000          5,482,000

Distributions                                                         (3,870,000)        (2,896,000)        (6,766,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1997                                         14,813,000         28,192,000         43,005,000

Net income                                                             3,574,000          2,062,000          5,636,000

Distributions                                                         (4,490,000)        (2,748,000)        (7,238,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1998                                        $13,897,000        $27,506,000        $41,403,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-16

                           SEI/PSP III JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996



                                                                              1998            1997            1996
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $5,636,000      $5,482,000      $5,235,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,827,000        2,683,000       2,946,000
         Decrease (increase) in rent and other receivables                      15,000          (16,000)        (34,000)
         (Increase) decrease in other assets                                    (5,000)         100,000         (78,000)
         Decrease in accounts payable                                          (26,000)         (18,000)        (10,000)
         Increase (decrease) in advance payments from renters                   10,000          (34,000)         (1,000)
         Equity in earnings of real estate entity                             (489,000)        (344,000)              -
                                                                        -------------------------------------------------

         Total adjustments                                                   2,332,000        2,371,000       2,823,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      7,968,000        7,853,000       8,058,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                 374,000          135,000               -
         Additions to real estate facilities                                (1,034,000)      (1,229,000)       (967,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                           (660,000)      (1,094,000)       (967,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (7,238,000)      (6,766,000)     (7,144,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (7,238,000)      (6,766,000)     (7,144,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            70,000           (7,000)        (53,000)

Cash and cash equivalents at the beginning of the period                       233,000          240,000         293,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $303,000         $233,000        $240,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                           SEI/PSP III JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)


                                                                                 1998            1997           1996
                                                                            ---------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                              $-        $(5,399,000)           $-

     Transfer of real estate facility for interest in real estate entity,
     net                                                                            -          5,399,000             -

                            See accompanying notes.
                                      F-18

                           SEI/PSP III JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Joint Venture is not aware of any environmental contamination of the Mini-Warehouses which individually or in the aggregate would be material to the Joint Venture's overall business, financial condition or results of operations.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Joint Venture adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Joint Venture only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Joint Venture's disclosures.

3.       REAL ESTATE FACILITIES

                  The State of Texas, Department of Transportation and the Joint Venture reached agreement on the terms of a conveyance in lieu of an exercise of the State's right of eminent domain of a parcel of land at the Joint Venture's East Ben White, Austin, Texas property. In January 1999, the Joint Venture received net settlement proceeds of approximately $771,000. The Joint Venture does not anticipate the recognition of a loss in 1999 as a result of the settlement.

                  The City of Manchester, Airport Authority ("Airport Authority") intends to acquire the Joint Venture's Manchester, New Hampshire property either through the exercise of its right of eminent domain or pursuant to a conveyance in lieu of an exercise of such power. The Airport Authority intends to construct an extension of its runways, and relocate an adjoining road. The Joint Venture is currently negotiating with the Airport Authority to determine an equitable reparation settlement. The Joint Venture does not anticipate the recognition of a loss as a result of the taking.

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

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business park in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP").

4.       INVESTMENT IN REAL ESTATE ENTITY

                  In 1998 and 1997, the Joint Venture recognized $489,000 and $344,000, respectively, in equity in earnings of real estate entity with respect to the investment in PSBPLP, described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                         1998           1997
                                                      -----------    -----------
For the year ended December 31,
    Total revenues                                    $90,260,000    $31,578,000
    Minority interest in income                        11,208,000      8,566,000
    Net income                                         29,400,000      3,836,000

At December 31,
    Total assets, net of accumulated depreciation    $709,414,000   $323,454,000
    Total liabilities                                  66,494,000     11,831,000
    Total minority interest                           153,015,000    168,665,000
    Total equity                                      489,905,000    142,958,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 1997 and 1998. PSI has a significant interest in PSBPLP.

4.       INVESTMENT IN REAL ESTATE ENTITY (CONTINUED)

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


                  Unaudited taxable net income was $5,640,000, $5,735,000 and $1,407,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                           SEI/PSP III JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------

    6/84      Delran                                    $-            $279,000       $1,472,000        $253,000
    5/84      Garland                                    -             356,000          844,000         198,000
    6/84      Orange Blossom                             -             226,000          924,000         213,000
    8/84      Newport News                               -             356,000        2,395,000         584,000
    9/84      Cockrell Hill                              -             380,000          913,000       1,028,000
    11/84     Omaha                                      -             109,000          806,000         426,000
    11/84     Manchester                                 -             164,000        1,643,000         225,000
    12/84     Austin (Ben White)                         -             325,000          474,000         190,000
    12/84     Austin (Lamar)                             -             643,000          947,000         360,000
    12/84     Fort Worth                                 -             122,000          928,000           4,000
    11/84     Hialeah                                    -             886,000        1,784,000         259,000
    12/84     Montgomeryville                            -             215,000        2,085,000         288,000
    1/85      Bossier City                               -             184,000        1,542,000         323,000
    2/85      Simi Valley                                -             737,000        1,389,000         257,000
    3/85      Chattanooga                                -             202,000        1,573,000         348,000
    2/85      Hurst                                      -             231,000        1,220,000         204,000
    3/85      Portland                                   -             285,000          941,000         220,000
    5/85      Longwood                                   -             355,000        1,645,000         263,000
    3/85      Fern Park                                  -             144,000        1,107,000         209,000
    3/85      Fairfield                                  -             338,000        1,187,000         364,000
    4/85      Laguna Hills                               -           1,224,000        3,303,000         397,000
    7/85      Columbus (Morse Rd.)                       -             195,000        1,510,000         244,000
    7/85      Columbus (Kenney Rd.)                      -             199,000        1,531,000         267,000
    5/85      Columbus (Busch Blvd.)                     -             202,000        1,559,000         265,000
    5/85      Columbus (Kinnear Rd.)                     -             241,000        1,865,000         260,000
    6/85      Grove City/ Marlane Drive                  -             150,000        1,157,000         265,000
    6/85      Reynoldsburg                               -             204,000        1,568,000         255,000



                                                                  Gross Carrying Amount
                                                                   At December 31, 1998
                                                ------------------------------------------------------------------
    Date                                                           Buildings &                      Accumulated
  Acquired                Description                 Land        Improvements        Total        Depreciation
-------------------------------------------------------------------------------------------------------------------

    6/84      Delran                                  $279,000      $1,725,000      $2,004,000          $992,000
    5/84      Garland                                  356,000       1,042,000       1,398,000           583,000
    6/84      Orange Blossom                           226,000       1,137,000       1,363,000           644,000
    8/84      Newport News                             356,000       2,979,000       3,335,000         1,670,000
    9/84      Cockrell Hill                            380,000       1,941,000       2,321,000         1,120,000
    11/84     Omaha                                    109,000       1,232,000       1,341,000           719,000
    11/84     Manchester                               164,000       1,868,000       2,032,000         1,044,000
    12/84     Austin (Ben White)                       325,000         664,000         989,000           379,000
    12/84     Austin (Lamar)                           643,000       1,307,000       1,950,000           716,000
    12/84     Fort Worth                               122,000         932,000       1,054,000           526,000
    11/84     Hialeah                                  886,000       2,043,000       2,929,000         1,157,000
    12/84     Montgomeryville                          215,000       2,373,000       2,588,000         1,313,000
    1/85      Bossier City                             184,000       1,865,000       2,049,000         1,026,000
    2/85      Simi Valley                              737,000       1,646,000       2,383,000           918,000
    3/85      Chattanooga                              202,000       1,921,000       2,123,000         1,035,000
    2/85      Hurst                                    231,000       1,424,000       1,655,000           778,000
    3/85      Portland                                 285,000       1,161,000       1,446,000           642,000
    5/85      Longwood                                 355,000       1,908,000       2,263,000         1,033,000
    3/85      Fern Park                                144,000       1,316,000       1,460,000           714,000
    3/85      Fairfield                                338,000       1,551,000       1,889,000           832,000
    4/85      Laguna Hills                           1,224,000       3,700,000       4,924,000         2,031,000
    7/85      Columbus (Morse Rd.)                     195,000       1,754,000       1,949,000           924,000
    7/85      Columbus (Kenney Rd.)                    199,000       1,798,000       1,997,000           949,000
    5/85      Columbus (Busch Blvd.)                   202,000       1,824,000       2,026,000           969,000
    5/85      Columbus (Kinnear Rd.)                   241,000       2,125,000       2,366,000         1,126,000
    6/85      Grove City/ Marlane Drive                150,000       1,422,000       1,572,000           742,000
    6/85      Reynoldsburg                             204,000       1,823,000       2,027,000           973,000


                           SEI/PSP III JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------

    5/85      Worthington                               $-            $221,000       $1,824,000        $241,000
    7/85      Westerville                                -             199,000        1,517,000         300,000
    5/85      Arlington                                  -             201,000        1,497,000         307,000
    7/85      Springfield                                -              90,000          699,000         208,000
    7/85      Dayton (Needmore Road)                     -             144,000        1,108,000         300,000
    7/85      Dayton (Executive Blvd.)                   -             160,000        1,207,000         356,000
    7/85      Lilburn                                    -             331,000          969,000         181,000
                                                  ----------------------------------------------------------------

                                                        $-         $10,298,000      $47,133,000     $10,062,000
                                                  ================================================================


                                                                     Gross Carrying Amount
                                                                      At December 31, 1998
                                                   ------------------------------------------------------------------
    Date                                                              Buildings &                      Accumulated
  Acquired                Description                    Land        Improvements        Total        Depreciation
----------------------------------------------------------------------------------------------------------------------

    5/85      Worthington                                $221,000      $2,065,000      $2,286,000        $1,103,000
    7/85      Westerville                                 199,000       1,817,000       2,016,000           967,000
    5/85      Arlington                                   201,000       1,804,000       2,005,000           944,000
    7/85      Springfield                                  90,000         907,000         997,000           475,000
    7/85      Dayton (Needmore Road)                      144,000       1,408,000       1,552,000           756,000
    7/85      Dayton (Executive Blvd.)                    160,000       1,563,000       1,723,000           823,000
    7/85      Lilburn                                     331,000       1,150,000       1,481,000           603,000
                                                  --------------------------------------------------------------------

                                                      $10,298,000     $57,195,000     $67,493,000       $31,226,000
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

                       Gross Carrying Cost Reconciliation


                                                 Years Ended December 31,
                                        ----------------------------------------
                                           1998          1997          1996
                                        ----------------------------------------


Balance at beginning of the period      $66,459,000    $74,692,000   $73,725,000

Additions during the period:

     Improvements, etc.                   1,034,000      1,229,000       967,000

 Deductions during the period:

    Disposition of real estate                    -     (9,462,000)            -
                                        ----------------------------------------

Balance at the close of the period      $67,493,000    $66,459,000   $74,692,000
                                        ========================================





                    Accumulated Depreciation Reconciliation


                                                 Years Ended December 31,
                                        ----------------------------------------
                                           1998          1997          1996
                                        ----------------------------------------


Balance at beginning of the period      $28,399,000    $29,779,000   $26,833,000

Additions during the period:

     Depreciation                         2,827,000      2,683,000     2,946,000

Deductions during the period:

     Disposition of real estate                   -     (4,063,000)            -
                                        ----------------------------------------

Balance at the close of the period      $31,226,000    $28,399,000   $29,779,000
                                        ========================================

(B) The aggregate cost of real estate for Federal income tax purposes is $67,294,000.