Form 10-Q
period 1999-03-31
PS PARTNERS III LTD
filed 1999-05-14
CIK 741513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ----------------

Commission File Number 0-13479
                       -------

                              PS PARTNERS III, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                       95-3920904
----------------------------------------------            ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
----------------------------------------------            ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 1999
              and December 31, 1998                                         2

         Condensed statements of income for the three
              months ended March 31, 1999 and 1998                          3

         Condensed statements of cash flows for the three
              months ended March 31, 1999 and 1998                          4

         Notes to condensed financial statements                            5-6

         Management's discussion and analysis of financial condition
              and results of operations                                     7-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          10

                              PS PARTNERS III, LTD.
                            CONDENSED BALANCE SHEETS


                                                                           March 31,       December 31,
                                                                             1999             1998
                                                                      ----------------- -----------------
                                                                        (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                 $1,005,000        $3,122,000

Rent and other receivables                                                    13,000            16,000

Real estate facilities, at cost:
     Land                                                                  3,558,000         3,558,000
     Buildings and equipment                                              13,096,000        13,062,000
                                                                      ----------------- -----------------
                                                                          16,654,000        16,620,000

     Less accumulated depreciation                                        (7,519,000)       (7,339,000)
                                                                      ----------------- -----------------
                                                                           9,135,000         9,281,000

Investment in real estate entities                                        13,640,000        13,897,000

Other assets                                                                  59,000            21,000
                                                                      ----------------- -----------------

                                                                         $23,852,000       $26,337,000
                                                                      ================= =================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $348,000          $228,000

Advance payments from renters                                                101,000            82,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
       units authorized, issued and outstanding                           23,085,000        25,683,000
     General partner's equity                                                318,000           344,000
                                                                      ----------------- -----------------

Total partners' equity                                                    23,403,000        26,027,000
                                                                      ----------------- -----------------

                                                                         $23,852,000       $26,337,000
                                                                      ================= =================

                            See accompanying notes.
                                       2

                              PS PARTNERS III, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                     -----------------------------------
                                                                           1999              1998
                                                                     ----------------- -----------------

REVENUE:

Rental income                                                              $685,000          $682,000
Equity in earnings of real estate entities                                1,350,000           669,000
Interest income                                                              40,000            20,000
                                                                     ----------------- -----------------
                                                                          2,075,000         1,371,000
                                                                     ----------------- -----------------

COSTS AND EXPENSES:

Cost of operations                                                          252,000           231,000
Management fees                                                              41,000            41,000
Depreciation and amortization                                               180,000           165,000
Administrative                                                               26,000            22,000
                                                                     ----------------- -----------------
                                                                            499,000           459,000
                                                                     ----------------- -----------------

NET INCOME                                                               $1,576,000          $912,000
                                                                     ================= =================

Limited partners' share of net income
     ($8.95 per unit in 1999 and
     $6.28 per unit in 1998)                                             $1,145,000          $804,000
General partner's share of net income                                       431,000           108,000
                                                                     ----------------- -----------------
                                                                         $1,576,000          $912,000
                                                                     ================= =================

                            See accompanying notes.
                                       3

                              PS PARTNERS III, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ------------------------------------
                                                                                 1999                1998
                                                                           ------------------ -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                               $1,576,000             $912,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                           180,000              165,000
         Decrease in rent and other receivables                                    3,000               48,000
         Increase in other assets                                                (38,000)              (5,000)
         Increase (decrease) in accounts payable                                 120,000              (81,000)
         Increase in advance payments from renters                                19,000                5,000
         Equity in earnings of real estate entities                           (1,350,000)            (669,000)
                                                                           ------------------ -----------------

             Total adjustments                                                (1,066,000)            (537,000)
                                                                           ------------------ -----------------

             Net cash provided by operating activities                           510,000              375,000
                                                                           ------------------ -----------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                               1,607,000            1,026,000
         Additions to real estate facilities                                     (34,000)             (71,000)
                                                                           ------------------ -----------------

             Net cash provided by investing activities                         1,573,000              955,000
                                                                           ------------------ -----------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                            (4,200,000)          (1,000,000)
                                                                           ------------------ -----------------

             Net cash used in financing activities                            (4,200,000)          (1,000,000)
                                                                           ------------------ -----------------

Net (decrease) increase in cash and cash equivalents                          (2,117,000)             330,000

Cash and cash equivalents at the beginning of the period                       3,122,000            1,222,000
                                                                           ------------------ -----------------

Cash and cash equivalents at the end of the period                            $1,005,000           $1,552,000
                                                                           ================== =================

                            See accompanying notes.
                                       4

                              PS PARTNERS III, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1998.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                              Three Months Ended March 31,
                                           -------------------------------------
                                                1999                   1998
                                           -----------------  ------------------
Total revenues.........................    $32,566,000              $18,056,000
Minority interest in income............     $2,966,000               $2,814,000
Net income.............................    $10,809,000               $4,999,000


6. During the first quarter of 1999, the Joint Venture and the State of Texas ("Texas") reached agreement on the terms of a conveyance, in lieu of an exercise of the State's right of eminent domain, of a parcel of land with improvements at the Joint Venture's East Ben White, Austin, Texas property. Texas intends to use the parcel of land for road expansion. As a result of the agreement, the Joint Venture received net settlement proceeds of approximately $771,000. The Joint Venture recognized a gain on the partial disposition of the property of approximately $533,000, the Partnership's portion of which was approximately $438,000.

         In March 1999, the Joint Venture and the City of Manchester, Airport Authority ("Airport Authority") reached agreement on the terms of an acquisition by termination, in lieu of an exercise of the City's right of eminent domain, of the Joint Venture's Manchester, New Hampshire property. The Airport Authority intends to use the land for the construction of an extension of its runways and for the relocation of an adjoining road. According to the terms of the agreement of acquisition, the Airport Authority will acquire the property at the purchase price $2,250,000. The Joint Venture expects the receipt of net proceeds and the close of transaction to be completed during the second quarter of 1999.

                              PS PARTNERS III, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         The Partnership's net income for the three months ended March 31, 1999 was $1,576,000 compared to $912,000 for the three months ended March 31, 1998, representing an increase of $664,000, or 73%. The increase was primarily due to the Partnership's share of the gain on the disposition of a portion of the Joint Venture's East Ben White property of $438,000, combined with a decrease in depreciation allocated to the Partnership with respect to the Joint Venture, partially offset by a decrease in the Partnership's share of property operations at the real estate facilities in which the Partnership has an interest. Excluding the effect of the partial disposition of the property, the
Partnership's net income for the three months ended March 31, 1999 was $1,138,000 compared to $912,000 for the three months ended March 31, 1998, representing an increase of $226,000, or 25%.

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $685,000 compared to $682,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $3,000. Cost of operations (including management fees) increased $21,000, or 8%, to $293,000 from $272,000 for the three months ended March 31, 1999 and 1998, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse properties, property net operating income decreased by $18,000, or 5%, from $410,000 to $392,000 for the three months ended March 31, 1998 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,350,000 in the three months ended March 31, 1999 as compared to $669,000 during the three months ended March 31, 1998, representing an increase of $681,000, or 102%. This increase was due primarily to the Partnership's share of the gain on the disposition of a portion of the Joint Venture's East Ben White property of $438,000, combined with a decrease in depreciation allocated to the Partnership with respect to the Joint Venture, partially offset by a decrease in the Partnership's share of operating results at the Joint Venture's mini-warehouse properties. Excluding the effect of the partial disposition of the property, equity in earnings of real estate entities was $912,000 compared to $669,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $243,000, or 36%.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $15,000, or 9%, from $165,000 to $180,000 for the three months ended March 31, 1998 and 1999, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1998 and 1999.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties. Because of the partial condemnation of the Joint Venture's East Ben White facility, the operating results of the East Ben White property are not comparable on a 1999 to 1998 basis. Consequently, the amounts described below exclude the operations of the East Ben White property.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         Rental income for the Mini-Warehouse Properties was $3,864,000 compared to $3,801,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $63,000, or 2%. The increase in rental income was primarily attributable to increased rental rates, partially offset by a decrease in average occupancy rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.62 compared to $.59 for the three months ended March 31, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 89% to 87% for the three months ended March 31, 1998 and 1999, respectively. Cost of operations (including management fees) increased $161,000, or 11%, to $1,642,000 from $1,481,000 for the three months ended March 31, 1999 and 1998, respectively. This increase was primarily attributable to increases in advertising, payroll, repairs and maintenance, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $98,000, or 4%, from $2,320,000 to $2,222,000 for the three months ended March 31, 1998 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,117,000 for the three months ended March 31, 1999) has been sufficient to meet all current obligations of the Partnership.

         During 1999, the Partnership anticipates approximately $194,000 of capital improvements with respect to the Partnership's wholly-owned facilities. Total capital improvements were $34,000 for the three months ended March 31, 1999 with respect to these properties.

         The Partnership paid distributions to the limited and general partners totaling $3,742,000 ($29.23 per unit) and $458,000, respectively, during the first three months of 1999. Included in these distributions were special distributions of a portion of the Partnership's operating reserve to the limited and general partners totaling approximately $2,851,000 ($22.27 per unit) and $349,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                           DATED:  May 14, 1999



                                   PS PARTNERS III, LTD.

                           BY:     Public Storage, Inc.
                                   General Partner



                           BY:     /s/ John Reyes
                                   ---------------------------------------------
                                   John Reyes
                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)